Form 10-K
period 2020-12-31
ROGERS CORP
filed 2021-02-19
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,301,662,539. Rogers has no non-voting common equity. The number of shares outstanding of common stock as of February 12, 2021 was 18,699,801.

Documents Incorporated by Reference:
Portions of Rogers’ Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, currently scheduled for May 5, 2021, are incorporated by reference into Part III of this Form 10-K.

ROGERS CORPORATION
FORM 10-K

December 31, 2020

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
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•the duration and impacts of the novel coronavirus (COVID-19) global pandemic and efforts to contain its transmission and distribute vaccines, including the effect of these factors on our business, suppliers, customers, end users and economic conditions generally;
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

Company Background and Strategy
Rogers Corporation designs, develops, manufactures and sells high-performance and high-reliability engineered materials and components to meet our customers’ demanding challenges. We operate three strategic operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). The remaining operations, which represent our non-core businesses, are reported in the Other operating segment. We have a history of innovation and have established Innovation Centers for our research and development (R&D) activities in Chandler, Arizona; Burlington, Massachusetts; Eschenbach, Germany; and Suzhou, China. We are headquartered in Chandler, Arizona.
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on growth drivers, including advanced mobility and advanced connectivity. More specifically, in addition to the impact COVID-19 discussed below, the key medium- to long-term trends currently affecting our business include the increasing use of advanced driver assistance systems (ADAS) and increasing electrification of vehicles, including electric and hybrid electric vehicles (EV/HEV), in the automotive industry and the growth of 5G smartphones in the portable electronics industry. In addition to our focus on advanced mobility and advanced connectivity in the automotive, portable electronics and telecommunications industries, we sell into a variety of other markets including general industrial, aerospace and defense, mass transit, renewable energy and connected devices.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on factors for success as a manufacturer of engineered materials and components: performance, quality, service, cost, efficiency, innovation and technology. We have expanded our capabilities through organic investment and acquisitions and strive to ensure high quality solutions for our customers. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally. We have established or expanded our capabilities in various locations in support of our customers’ growth initiatives.
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
COVID-19 Update
The global COVID-19 pandemic has affected and continues to affect Rogers’ business and operations, although to a lesser extent than the first half of 2020. In response to the outbreak, Rogers prioritized the safety and well-being of its employees—including implementing social distancing initiatives in its facilities, providing remote working arrangements for certain employees, expanding personal protective equipment usage, enhancing plant hygiene processes, and extending employee benefits, which increased our expenses in 2020—while at the same time taking actions to preserve business continuity. Our non-manufacturing employees transitioned seamlessly to remote working arrangements and are maintaining effective collaboration, both internally and with our customers. In some cases, based on local conditions, non-manufacturing employees have returned to their worksites.
Our China business and operations were the first to be impacted by the virus, with the government temporarily suspending our operations, as well as the operations of most Chinese business, including our Chinese customers and suppliers, at the beginning of February. We resumed production in mid-February and reached full production capacity by early-March.
Our U.S. and European businesses were first impacted later in the first quarter, and the impact continued through the rest of the fiscal year and through the date of this filing. In both the U.S. and Europe, we generally maintained operations at close to normal levels, with the additional employee safety precautions implemented at our facilities. We do not believe these additional precautions, in the aggregate, had a material impact on our financial performance in 2020. In the U.S., exemptions from state-level “shelter in place” directives with respect to numerous sectors, including the Communications, Healthcare and Public Health, Defense Industrial Base, Critical Manufacturing and Information Technology sectors, have largely enabled us to continue our operations while those directives were in place through the date of this filing.
Our operations were not affected by any material shortages, as our inventory and supply chain met our manufacturing requirements. Global demand continued to be impacted in the fourth quarter by the COVID-19 pandemic, although to a lesser extent than prior quarters. General industrial and mass transit market demand continued to be the most impacted. Demand improved in some markets in the second half of 2020, such as portable electronics, EV/HEV, aerospace and defense and automotive relative to the first half of 2020. We expect that the COVID-19 pandemic will have a continuing but uncertain impact on our business and operations in the short- and medium-term.

Operating Segments
Advanced Connectivity Solutions
Our ACS operating segment designs, develops, manufactures and sells circuit materials and solutions enabling high-performance and high-reliability connectivity for applications in wireless infrastructure (e.g., power amplifiers, antennas and small cells), automotive (e.g., ADAS, telematics and thermal solutions), aerospace and defense (e.g. antenna systems, communication systems and phased array radar systems), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and IP infrastructure) markets. We believe these products have characteristics that offer performance and other functional advantages in many market applications that serve to differentiate our products from other commonly available materials. ACS products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits. Trade names for our ACS products include: RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, 92ML™, IsoClad® Series, MAGTREX™, XTremeSpeed RO1200™ Laminates, IM Series™, 2929 Bondply, 3001 Bondply Film and SpeedWave™ Prepreg. As of December 31, 2020, our ACS operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Evergem, Belgium; and Suzhou, China.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation and printing markets; customized silicones used in flex heater and semiconductor thermal applications for general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers’ products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs). Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, Griswold®, XRD®, R/bak® and HeatSORB™.
As of December 31, 2020, our EMS operating segment had administrative and manufacturing facilities in Moosup, Connecticut; Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Ansan, South Korea; and Suzhou, China. We also own 50% of two unconsolidated joint ventures: (1) Rogers Inoac Corporation (RIC), a joint venture established in Japan to design, develop, manufacture and sell PORON® products predominantly for the Japanese market and (2) Rogers INOAC Suzhou Corporation (RIS), a joint venture established in China to design, develop, manufacture and sell PORON® products primarily for RIC customers in various Asian countries. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.
Power Electronics Solutions
Our PES operating segment designs, develops, manufactures and sells ceramic substrate materials, busbars and cooling solutions for a variety of applications in EV/HEV, general industrial, mass transit, renewable energy, aerospace and defense and wired infrastructure markets. We sell our ceramic substrate materials and cooling solutions under the curamik® trade name and our busbars under the ROLINX® trade name. As of December 31, 2020, our PES operating segment had manufacturing and administrative facilities in Evergem, Belgium; Eschenbach, Germany; Budapest, Hungary; and Suzhou, China.
Other
Our Other operating segment consists of elastomer components for applications in general industrial market, as well as elastomer floats for level sensing in fuel tanks, motors, and storage tanks applications in the general industrial and automotive markets. We sell our elastomer components under our ENDUR® trade name and our floats under our NITROPHYL® trade name.
Sales and Competition
We sell our materials and components primarily through direct sales channels positioned near major concentrations of our customers in North America, Europe and Asia. We sold to approximately 3,600 customers worldwide in 2020, primarily OEMs and component suppliers. No individual customer represented more than 10% of our total net sales for 2020; however, there are concentrations of OEM customers in our ACS (Chinese telecommunications equipment manufacturers) and PES (semiconductor and automotive manufacturers) operating segments. Although the loss of any one of our larger customers would require a period of adjustment, during which the results of operations could be materially adversely impacted, we believe that such events could be successfully mitigated over a period of time due to the diversity of our customer base.
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
Research and Development
We have a history of innovation, and innovation leadership is a key component of our overall business strategy. The markets we serve are typically characterized by rapid technological changes and advances. Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products, which is primarily driven by efforts in R&D. We are focused on identifying technologies and innovations related to both our current product portfolio as well as initiatives targeted at further diversifying and growing our business. As part of this technology commitment, we have a Rogers Innovation Center co-located at Northeastern University in Burlington, Massachusetts, as well as Rogers Innovation Centers at our facilities in Chandler, Arizona, Eschenbach, Germany and Suzhou, China. Our Innovation Centers focus on early stages of technical and commercial development of new high-tech materials solutions in an effort to align with market direction and needs.
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
Manufacturing and Raw Materials
The key raw materials used in our business are as follows: for our ACS operating segment, copper, polymer, polytetraflouroethylene and fiberglass materials; for our EMS operating segment, polyol, isocyanates, polytetraflouroethylene, ultra-high molecular weight polyethylene materials, silicone and natural rubber materials; and for our PES operating segment, copper, ceramic and brazing paste materials, including silver.
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
Human Capital Management
The Company’s continuing success derives from our talented and dedicated employees globally, who are responsible for the innovation, operations and ethics foundational to our business and its future. In 2020, our employees navigated the challenges from COVID-19, and, with an overarching commitment to health and safety, maintained a steady flow of materials for our customers, including for critical infrastructure and health applications.
As of December 31, 2020, we employed approximately 3,350 people, of whom approximately 1,250 were employed in the U.S., 1,150 in Europe and 950 in China. Approximately 375 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements and approximately 750 of our European employees are covered by work council arrangements.
Our approach to human capital management is based on our culture of respect, which is built on the ethical foundation of our Code of Business Ethics and our commitment to making choices that are based on what is ethically sound and not just what is easy or expedient. Additionally, we connect our day-to-day work with our organizational objectives through our Cultural Behaviors: Live Safely, Trust, Just Decide, Speak Openly, Simply Improve, Innovate and Deliver Results. Management’s principal objectives, with oversight from our Board of Directors, are Health and Safety, Employee Experience and Diversity and Inclusion.
Health and Safety
The health and safety of our employees is a paramount objective. We strive to minimize lost workdays and recordable incidents. To promote awareness and accountability, safety performance data is shared throughout the company and executive compensation includes safety performance factors.
Employment Experience
We take a comprehensive approach to the employment experience, striving to use a fair and inclusive recruiting process to select talented individuals. Once we hire, we endeavor to provide our employees a safe and ethical work environment that includes fair compensation, opportunities for career development and employee engagement. We are proud to invest in our employees’ futures through a variety of technical and other training opportunities internally, as well as education reimbursement programs globally.
Diversity and Inclusion
We continue to advance efforts to improve diversity and inclusion within the Company, focusing on attracting and maintaining diverse talent within the organization and promoting awareness and acceptance globally. We believe that our diversity and inclusion will make the Company a more desirable workplace and will lead to improved business performance.
Backlog
Our sales are generally pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, without substantial penalty. Therefore, even though we may have a large backlog from time to time, we believe the purchase orders or backlog are not necessarily a reliable indicator of future sales.

Information About Our Executive Officers
Our executive officers as of February 18, 2021 were as follows:

Name	Age	Present Position	Year Appointed to Present Position	Other Relevant Positions Held
Bruce D. Hoechner	61	President and Chief Executive Officer, Director, Principal Executive Officer	2011
Michael M. Ludwig	59	Senior Vice President, Chief Financial Officer and Treasurer, Principal Financial Officer	2018	Senior Vice President and Chief Financial Officer, FormFactor, Inc., from May 2011 to March 2018.
Jonathan J. Rowntree	49	Senior Vice President and General Manager, Advanced Connectivity Solutions	2019	Senior Vice President and Global Head of Industrial Electronics, Henkel Electronic Materials, from January 2017 to May 2019; Senior Vice President and General Manager, Henkel Electronic Materials, from July 2015 to December 2016.
R. Colin Gouveia	57	Senior Vice President and General Manager, Elastomeric Material Solutions	2019	Vice President and General Manager, Eastman Chemical Co., from December 2014 to June 2019.
Peter B. Williams	58	Senior Vice President, Global Operations and Supply Chain	2019	Vice President of Global Operations, MKS Instruments, 2011 to July 2019.
Robert C. Daigle	57	Senior Vice President and Chief Technology Officer	2009
Jay B. Knoll	57	Senior Vice President, Corporate Development, General Counsel and Secretary	2017	Vice President and General Counsel, Rogers Corporation, from November 2014 to February 2017.
Benjamin M. Buckley	48	Vice President and Chief Human Resources Officer	2019	Associate General Counsel and Director of Global Compliance and Integrity, Rogers Corporation, from October 2014 to January 2019.

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
Risks Relating to the COVID-19 Pandemic
The COVID-19 pandemic and global responsive measures have impacted our business and results of operations and could materially adversely affect our business, results of operations and financial position in future periods.
The COVID-19 pandemic has spread globally and resulted in governmental authorities implementing numerous responsive measures, such as travel bans and other restrictions, including quarantines, shelter-in-place and stay-home orders, transportation disruptions, closures and shutdowns. We maintain significant manufacturing and administrative operations in the U.S., China, Belgium, Germany, South Korea and Hungary, and each of these countries has been significantly affected by the outbreak and taken measures to try to contain it and to distribute vaccines as they are approved. We have also modified our business practices in an effort to ensure business continuity while promoting continued employee health and well-being. Collectively, these measures have impacted and are likely to continue to impact our workforce and operations. In addition, the outbreak and associated responsive measures have resulted in significant disruption of the global economy, leading to steep declines and increased volatility in the financial markets, and it is possible that a potentially severe global recession will follow.
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
Risks Relating to Our Business, Strategy and Operations
Failure to capitalize on, volatility within, or other adverse changes with respect to the Company’s growth drivers, including advanced mobility and advanced connectivity, may adversely affect our business.
We derived approximately 25% and 24% of our net sales for the year ended December 31, 2020 from sales relating to the key market growth drivers of advanced mobility and advanced connectivity, respectively. These growth drivers are served by our direct and indirect customers in a variety of markets, including automotive (i.e., ADAS) and EV/HEV, wireless infrastructure and portable electronics. These growth drivers, as well as specific market and industry trends within them, may be volatile, cyclical and sensitive to a variety of factors, including general economic conditions, technology disruptions, consumer preferences and political priorities. Adverse or cyclical changes to and within these growth drivers, such as delays in adoption or implementation of new technologies, has resulted in, and may continue to result in, reduced demand for certain of our products, production overcapacity, increased inventory levels and related risks of obsolescence, as well as price erosion, ultimately leading to a decline in our operating results. Acceleration within these growth drivers and corresponding rapid increases in demand for certain products may also require us to make significant capital investments or acquisitions in order to increase production levels and to maintain customer relationships and market positions. However, we may not be able to increase our production levels with sufficient speed or efficiency to capitalize on such increases in demand.
We have extensive international operations, and events and circumstances that have general international consequence or specific impact in the countries in which we operate may materially adversely affect our business.
For the year ended December 31, 2020, approximately 72% of our net sales resulted from sales in foreign markets, with approximately 47% and 23% of such net sales occurring in Asia and Europe, respectively. We expect our net sales in foreign markets to continue to represent a substantial majority of our consolidated net sales. We maintain significant manufacturing and administrative operations in China, Belgium, Germany, South Korea and Hungary, and approximately 60% of our employees were located outside the U.S. as of December 31, 2020. Risks related to our extensive international operations include the following:
•foreign currency fluctuations, particularly in the value of the euro, the Chinese renminbi, the South Korean won, the Japanese yen and the Hungarian forint against the U.S. dollar;
•economic and political instability due to regional or country-specific events or changes in relations between the U.S. and the countries in which we operate;
•accounts receivable practices across countries, including longer payment cycles;
•export control or customs matters, including tariffs and trade restrictions;
•changes in multilateral and bilateral trade relations

•complications in complying, and failure to comply, with a variety of laws and regulations applicable to our foreign operations, including due to unexpected changes in the laws or regulations of the countries in which we operate;
•failure to comply with the Foreign Corrupt Practices Act or other applicable anti-corruption laws;
•greater difficulty protecting our intellectual property;
•compliance with foreign employment regulations, as well as work stoppages and labor and union disputes.
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
The increased trade conflicts between the U.S. and its major trading partners, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, could adversely impact our business. In particular, we have experienced and expect that we may in the future experience impacts on our business due to the increase in trade conflicts between the U.S. and China. The May 2019 U.S. Department of Commerce addition of Huawei to its “entity list,” and subsequently implemented Foreign Direct Products Rules, limits the ability of U.S. and foreign companies to export products and license technologies to Huawei. Although we have been able to continue supplying Huawei’s fabricators while in compliance with all restrictions, the ongoing impact of the Huawei export controls on 5G demand and the demand for our products is currently uncertain. Such export controls, as well as retaliatory controls and tariffs that China has imposed and which remain in place to a certain extent under the Phase 1 agreement reached between the U.S. and China on January 15, 2020, could continue to restrict our ability to do business with Huawei and other Chinese customers. Further U.S. government actions to protect domestic economic and security interests could lead to further restrictions. China continues to be a fast-developing market, and an area of potential growth for us. Sales to customers located in China and the Asia Pacific region have typically accounted for nearly half of our total sales and a substantial majority of our overall sales to customers located outside the U.S. In addition, certain of the end products created in China that incorporate our products are ultimately sold outside of the Asia Pacific region. We expect that revenue from these sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material component of our total revenue. Therefore, any financial crisis, trade war or dispute or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our business, results of operations and financial position.
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
We operate in a highly competitive global environment and compete with domestic and international companies principally on the basis of the following:
•innovation;
•historical customer relationships;
•product quality, reliability, performance and price;
•technical and engineering service and support;
•breadth of product line; and
•manufacturing capabilities.
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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss or disruption due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters or events. If any of these facilities, supply chains or systems were to experience a catastrophic loss or disruption, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. For instance, the COVID-19 pandemic and related quarantines and work and travel restrictions have disrupted, and may continue to disrupt, production of and demand for certain of our products. Additionally, there was a fire at our UTIS manufacturing facility in Ansan, South Korea in early February 2021, which resulted in extensive damage to the manufacturing site. The extent to which these events will affect our results of operations and financial position remains uncertain. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses or disruptions.
A significant disruption in, or breach in security of, our information technology systems or violations of data protection laws could materially adversely affect our business and reputation.
In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties and personally identifiable information of our employees. We rely on information technology systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our information technology systems are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, systems upgrades (including the planned implementation of a new enterprise resource planning system) and user errors. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business.
We are also subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by disgruntled employees or third parties. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, in part because of evolving technologies, the ubiquitous use of the Internet and telecommunications technologies (including mobile devices) to conduct business transactions. Our information technology network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third-party service providers, we have experienced and may in the future experience security breaches, including breaches that we may not be able to detect. Security breaches of our information technology systems, including through mobile devices, could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our customers, suppliers, business partners, employees or other third parties, which could result in our suffering significant financial and reputational damage. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with applicable laws and regulations, including evolving government cyber security requirements for government contractors.
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
Our profitability is affected by employee benefit costs, particularly medical and other employee benefits. In recent years, employee medical costs have increased due to factors such as the increase in health care costs in the U.S. These factors will continue to put pressure on our business and financial performance, as employee benefit costs continue to escalate. We may not succeed in limiting future cost increases. Continued employee benefit cost increases could have an adverse effect on our results of operations, cash flows and financial position.

We also sponsor one material defined benefit pension plan that covers certain union employees. Our costs of providing this plan are dependent upon a number of factors and assumptions that drive the plan’s funding status and projected annual expenses, such as discount rates, the actual and projected rates of return on the plans’ assets, governmental regulation, global equity prices, portfolio composition, mortality rates and required or voluntary contributions to the plan. Changes in these factors and assumptions could have a negative impact on our defined benefit pension plan, which could result in unfavorable changes in the net assets and funded status of the plan and increases in annual net periodic benefit costs. Unfavorable changes in the plan’s net assets and funded status could result in increased funding requirements. All of these potential changes could negatively impact our results of operations, cash flows and financial position.
Legal, Compliance and Regulatory Risks
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
As a result of the variability and uncertainty in global taxation, we are subject to a wide variety of tax-related risks, any of which could provoke changes in our global structure, international operations or intercompany agreements, which could materially reduce our net income in future periods or result in restructuring costs, increased effective tax rates and other expenses. Given the global nature of our business, a number of factors may increase our effective tax rates or otherwise subject us to additional tax liability, including:
•decisions to redeploy foreign earnings outside of their country of origin for which we have not previously provided for income taxes;
•increased scrutiny of our transactions by taxing authorities;
•changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates;
•ability to utilize, or changes in the valuation of, deferred tax assets; and
•changes in tax laws, regulations and interpretations thereof or issuance of new interpretations of laws or regulations applicable to us.
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
Our credit agreement currently permits us to borrow euro-currency loans that bear interest based on the London interbank offered rate (LIBOR), plus a specified spread. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, LIBOR borrowings may become unavailable before that date. When LIBOR becomes unavailable, our credit agreement provides for a new reference rate for borrowings thereunder, dependent upon certain facts and circumstances. There is a risk that this new reference rate may be higher than our projected future LIBOR interest rates, thereby causing the cost of our borrowings to increase.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate various general offices and manufacturing facilities throughout the U.S., Europe and Asia. The following table provides certain information about the material general offices and manufacturing facilities used by our operating segments:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned	Operating Segment
United States
Chandler, Arizona	147,000	Manufacturing	Owned	ACS
Chandler, Arizona	105,100	Manufacturing	Owned	ACS
Chandler, Arizona	100,000	Manufacturing	Owned	ACS
Chandler, Arizona	75,000	Administrative Offices	Owned	All
Rogers, Connecticut	388,100	Manufacturing / Administrative Offices	Owned	All
Moosup, Connecticut	185,500	Manufacturing	Owned	EMS
Woodstock, Connecticut	150,600	Manufacturing	Owned	EMS
Carol Stream, Illinois	216,600	Manufacturing	Owned	EMS
Bear, Delaware	125,000	Manufacturing / Administrative Offices	Owned	ACS & EMS
Burlington, Massachusetts	6,000	R&D Lab / Administrative Offices	Leased through 2/2024	All
Narragansett, Rhode Island	84,600	Manufacturing	Owned	EMS
Europe
Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Leased through 6/2021	PES
Eschenbach, Germany	51,000	Warehouse / Administrative Offices	Leased through 12/2024	PES
Eschenbach, Germany	24,100	Warehouse / Administrative Offices	Leased through 12/2021	PES
Evergem, Belgium	122,000	Manufacturing / Administrative Offices	Owned	ACS & PES
Evergem, Belgium	55,700	Warehouse / Administrative Offices	Leased through 5/2021	ACS & PES
Ghent, Belgium	45,000	Warehouse	Leased through 3/2022	ACS & EMS
Budapest, Hungary	64,000	Manufacturing	Leased through 2/2023	PES
Asia
Suzhou, China	821,000	Manufacturing / Administrative Offices	Owned	All
Ansan, South Korea(1)	40,000	Manufacturing	Leased through 10/2021	EMS
(1) Our Ansan, South Korea facility, which we utilize to manufacture our eSorba® polyurethane foams, suffered extensive damage due to a fire in early February 2021.
Item 3. Legal Proceedings
Asbestos Products Litigation
We, like many other industrial companies, have been named as a defendant in a number of lawsuits filed in courts across the country by persons alleging personal injury from exposure to products containing asbestos. We were a defendant in 561 asbestos-related product liability cases as of December 31, 2020, compared to 592 cases as of December 31, 2019, with the change reflecting new cases, dismissals, settlements and other dispositions. We have never mined, milled, manufactured or marketed asbestos; rather, we made and provided to industrial users a limited number of products that contained encapsulated asbestos, but we stopped manufacturing these products in the late 1980s. In virtually all of the cases against us, the plaintiffs are seeking unspecified damages above a jurisdictional minimum against multiple defendants who may have manufactured, sold or used asbestos-containing products to which the plaintiffs were allegedly exposed and from which they purportedly suffered injury. Most of these cases are being litigated in Maryland, Illinois, Missouri and New York; however, we are also defending cases in other states. We intend to vigorously defend these cases, primarily on the basis of the plaintiffs’ inability to establish compensable loss as a result of exposure to our products. As of December 31, 2020, the estimated liability and estimated insurance recovery for all current and future indemnity and defense costs projected through 2064 was $73.2 million and $66.8 million, respectively.
The indemnity and defense costs of our asbestos-related product liability litigation to date have been substantially covered by insurance. As of December 31, 2020, our consolidated statements of financial position include $6.4 million of estimated asbestos-related expenses that exceed asbestos-related insurance coverage for all current and future indemnity and defense costs projected through 2064. For additional information regarding our asbestos-related product liability litigation, refer to “Note 12 – Commitments and Contingencies” to “Item 8. Financial Statements and Supplementary Data.”

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
Our capital stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 12, 2021, we had 327 shareholders of record.
We currently retain all of our earnings for use in the operation and expansion of our business, to repurchase or redeem capital stock, and in the repayment of our debt. We have never declared or paid any cash dividends on our capital stock and may not pay any cash dividends in the foreseeable future. Whether or not dividends will be paid in the future will depend on, among other things, our results of operations, financial condition, level of indebtedness, cash requirements, covenants in our financings, contractual restrictions and other factors that our board of directors and our shareholders may deem relevant.
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
Issuer Purchases of Equity Securities
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date and may be suspended or discontinued at any time without notice. There were no share repurchases in 2020. As of December 31, 2020, $49.0 million remained available to purchase under the Program. For additional information regarding share repurchases, refer to “Note 18 – Share Repurchases” to “Item 8. Financial Statements and Supplementary Data.”

Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Financial Results
Net sales	$802,583	$898,260	$879,091	$821,043	$656,314
Income before income tax expense	$68,534	$55,126	$110,589	$132,925	$82,280
Net income	$49,990	$47,319	$87,651	$80,459	$48,283
Per Share Data
Basic earnings per share	$2.68	$2.55	$4.77	$4.43	$2.68
Diluted earnings per share	$2.67	$2.53	$4.70	$4.34	$2.65
Book value	$54.65	$50.27	$46.12	$41.99	$35.28
Financial Position
Current assets	$474,175	$464,102	$485,786	$454,523	$458,401
Current liabilities	$111,509	$100,225	$107,180	$113,808	$101,185
Ratio of current assets to current liabilities	4.3 to 1	4.6 to 1	4.5 to 1	4.0 to 1	4.5 to 1
Cash and cash equivalents	$191,785	$166,849	$167,738	$181,159	$227,767
Net working capital	$362,666	$363,877	$378,606	$340,715	$357,216
Property, plant and equipment, net	$272,378	$260,246	$242,759	$179,611	$176,916
Total assets	$1,264,005	$1,273,181	$1,279,344	$1,125,134	$1,056,500
Borrowings under revolving credit facility	$25,000	$123,000	$228,482	$130,982	$235,877
Shareholders’ equity	$1,020,755	$933,900	$848,324	$766,573	$635,786
Borrowings under revolving credit facility as a percentage of shareholders’ equity	2.4%	13.2%	26.9%	17.1%	37.1%
Other Data
Depreciation and amortization	$71,425	$49,162	$50,073	$44,099	$37,847
Research and development expenses	$29,320	$31,685	$33,075	$29,547	$28,582
Capital expenditures	$40,385	$51,597	$90,549	$27,215	$18,136
Number of employees (approximate)	3,350	3,600	3,700	3,400	3,100
Net sales per employee	$240	$250	$238	$241	$212
Number of shares outstanding as of December 31	18,677	18,577	18,395	18,255	18,021
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
The discussion of the comparison of our 2019 and 2018 results was previously presented in the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2020, and has been omitted from this section pursuant to Instruction 1 to Item 303(a) of Regulation S-K.
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
During the first quarter of 2021, we completed the realignment of our strategic business segments to reflect the combination of our ACS and PES businesses resulting in a new strategic business segment, Advanced Electronics Solutions (AES). The combination of these two complementary businesses with capabilities in both high power and high frequency applications is expected to enhance our overall value proposition to customers in multiple high-growth markets.
We have a history of innovation and have established Innovation Centers for our research and development (R&D) activities in Chandler, Arizona; Burlington, Massachusetts; Eschenbach, Germany; and Suzhou, China. We are headquartered in Chandler, Arizona.
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on growth drivers, including advanced mobility and advanced connectivity. More specifically, in addition to the impact COVID-19 discussed below, the key medium- to long-term trends currently affecting our business include the increasing use of advanced driver assistance systems (ADAS) and increasing electrification of vehicles, including electric and hybrid electric vehicles (EV/HEV), in the automotive industry and the growth of 5G smartphones in the portable electronics industry. In addition to our focus on advanced mobility and advanced connectivity in the automotive, portable electronics and telecommunications industries, we sell into a variety of other markets including general industrial, aerospace and defense, mass transit, renewable energy and connected devices.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on factors for success as a manufacturer of engineered materials and components: performance, quality, service, cost, efficiency, innovation and technology. We have expanded our capabilities through organic investment and strive to ensure high quality solutions for our customers. We continue to review and re-align our manufacturing and engineering footprint in an effort to attain a leading competitive position globally. We have established or expanded our capabilities in various locations in support of our customers’ growth initiatives.
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
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In 2020 as compared to 2019, our net sales decreased by 10.7% to $802.6 million, our gross margin increased 140 basis points to 36.4% from 35.0%, and operating income as a percentage of net sales decreased 390 basis points to 8.4% from 12.3%.
•We made $248.0 million of discretionary principal payments on our revolving credit facility during the second, third and fourth quarters of 2020, partially offset by $150.0 million in borrowings under our revolving credit facility during the first quarter of 2020 as a precautionary measure in order to increase our cash position and preserve financial flexibility given current uncertainty in the global markets resulting from the COVID-19 pandemic.
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
•We commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our PES and ACS operating segments, and we recognized $12.3 million of restructuring charges in 2020 related to this project.
•We incurred incremental direct costs of $4.9 million in 2020, due to the COVID-19 pandemic. These costs primarily consist of temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. A substantial portion of the additional benefits under these programs expired in mid-June.
•We recognized an additional $27.4 million of amortization expense in 2020 due to the acceleration of amortization expense related to our Diversified Silicone Products, Inc. (DSP) customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020.
•In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea. This facility manufactures eSorba® polyurethane foams used in portable electronics and display applications. These operations will be disrupted, but it is too early to determine the expected duration of the disruption. The UTIS business represented less than 4% of our annual net sales in 2020.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	2020	2019
Net sales	100.0%	100.0%
Gross margin	36.4%	35.0%

Selling, general and administrative expenses	22.7%	18.8%
Research and development expenses	3.7%	3.5%
Restructuring and impairment charges	1.6%	0.3%
Other operating (income) expense, net	—%	0.1%
Operating income	8.4%	12.3%

Equity income in unconsolidated joint ventures	0.6%	0.6%
Pension settlement charges	—%	(5.9)%
Other income (expense), net	0.4%	(0.1)%
Interest expense, net	(0.9)%	(0.8)%
Income before income tax expense	8.5%	6.1%
Income tax expense	2.3%	0.8%
Net income	6.2%	5.3%
Net Sales and Gross Margin

(Dollars in thousands)	2020	2019
Net sales	$802,583	$898,260
Gross margin	$291,820	$314,292
Percentage of net sales	36.4%	35.0%
Net sales decreased by 10.7% in 2020 compared to 2019. Our ACS, EMS and PES operating segments had net sales decreases of 15.1%, 9.2% and 4.3%, respectively. The decrease in net sales was primarily driven by significantly lower net sales in the 4G and 5G wireless infrastructure markets in our ACS operating segment, as well as lower net sales in the automotive market in our ACS operating segment, lower net sales in the general industrial, mass transit, consumer and automotive markets in our EMS operating segment and lower net sales in the mass transit, industrial power and vehicle electrification markets in our PES operating segment. The decrease in net sales was partially offset by higher net sales in the aerospace and defense market in our ACS operating segment, higher net sales in the EV/HEV and portable electronics markets in our EMS operating segment and higher net sales in the EV/HEV and renewable energy markets in our PES operating segment. Net sales were not materially impacted by changes in foreign currencies.
The lower net sales in the 4G and 5G wireless infrastructure markets in our ACS operating segment reflected the waning of 4G infrastructure spending by telecommunications companies in anticipation of 5G, as well as the impacts of trade tensions, increased competition and design changes by telecommunications equipment original equipment manufacturers (OEMs), which reduced our materials content in 5G base stations. The lower net sales in the automotive, mass transit and general industrial markets was largely due to the impacts of the COVID-19 pandemic.
The lower net sales in industrial power market in our PES operating segment was due to a slowdown in industrial automation demand due to the impacts of the COVID-19 pandemic combined with customer inventory rebalancing, which began in mid-2019 and continued through most of the first half of 2020. The lower net sales in the vehicle electrification market in our PES operating segment was due to the COVID-19 impacts on the automotive sector in the first half of 2020, partially offset by a recovery in the second half of 2020.
In our PES and EMS operating segments, we anticipate higher net sales in the EV/HEV market in 2021 driven by continued strong demand. In our ACS and EMS operating segments, we anticipate a strong recovery in the automotive market in 2021 following industry disruptions that occurred in the first half of 2020 due to the COVID-19 pandemic. In particular, we anticipate higher net sales for ADAS applications in 2021 driven by increased adoption of safety features in newer vehicles. In our EMS operating segment, we anticipate higher net sales in the portable electronics market in 2021 due to anticipated continuation of strong demand for 5G smartphones, tempered by the uncertain impacts from the fire at our UTIS manufacturing facility in early February 2021. In our ACS operating segment, we anticipate higher net sales in the aerospace and defense market in 2021 driven by funding of technology programs such as advanced defense and radar systems.

Gross margin as a percentage of net sales increased 140 basis points to 36.4% in 2020 compared to 35.0% in 2019. Gross margin in 2020 was favorably impacted by lower freight, duties and tariffs costs in our ACS operating segment, including the recognition of a $3.3 million recovery of previous duty taxes paid due to a change in Chinese tariff regulations, favorable product mix in our EMS operating segment, lower fixed overhead costs and yield improvements in our ACS, EMS and PES operating segments, as well as favorable productivity performance and favorable absorption of fixed overhead costs in our PES operating segment. This was partially offset by lower volume in our ACS, EMS and PES operating segments, unfavorable absorption of fixed overhead costs in our ACS and EMS operating segments, an increase in inventory reserve provisions in our PES operating segment, as well as unfavorable product mix in our PES operating segment.
We incurred incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our gross margin by approximately $4.5 million in 2020. A substantial portion of the additional benefits under these programs expired in June 2020.
Selling, General and Administrative Expenses

(Dollars in thousands)	2020	2019
Selling, general and administrative expenses	$182,283	$168,682
Percentage of net sales	22.7%	18.8%
Selling, general and administrative (SG&A) expenses increased 8.1% in 2020 from 2019, primarily due to a $24.4 million increase in other intangible assets amortization, a $2.3 million increase in professional services and a $1.4 million increase in total compensation and benefits, partially offset by a $4.8 million decrease in travel and entertainment expenses, a $1.4 million decrease in depreciation, a $1.3 million decrease in advertising expenses, a $1.2 million decrease in recruiting/relocation/training expenses, a $1.1 million decrease in commissions expense and a $1.0 million decrease in environmental charges.
The increase in amortization expense in 2020 from 2019 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized an additional $27.4 million of amortization expense in 2020 due to this acceleration. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets” to “Item 8. Financial Statements and Supplementary Data.”
The decreases in travel and entertainment and recruiting/relocation/training expenses were primarily driven by the impacts of COVID-19.
Research and Development Expenses

(Dollars in thousands)	2020	2019
Research and development expenses	$29,320	$31,685
Percentage of net sales	3.7%	3.5%
R&D expenses decreased 7.5% in 2020 from 2019, primarily due to decreases in laboratory expenses as well as travel and entertainment expenses, partially offset by increases in total compensation and benefits.
Restructuring and Impairment Charges and Other Operating (Income) Expense, Net

(Dollars in thousands)	2020	2019
Restructuring and impairment charges	$12,987	$2,485
Other operating (income) expense, net	$(104)	$959
We incurred restructuring charges associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized $12.3 million of restructuring charges related to this restructuring project in 2020.

We incurred restructuring charges associated with the consolidation of our Santa Fe Springs, California operations with the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recognized $0.9 million of restructuring charges related to our facility consolidation in 2019.
We recognized $0.6 million of impairment charges in 2020 primarily related to certain fixed assets in Belgium and Hungary. We recognized $1.5 million of impairment charges in 2019 primarily related to certain fixed assets in connection with the Isola USA Corp. (Isola) asset acquisition.
In connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola, we recognized lease income and related depreciation on leased assets of $1.0 million and $1.9 million, respectively, in 2019. Additionally, we recorded a gain of $0.7 million for the settlement of indemnity claims related to the Isola asset acquisition in 2019.
Equity Income in Unconsolidated Joint Ventures

(Dollars in thousands)	2020	2019
Equity income in unconsolidated joint ventures	$4,877	$5,319
As of December 31, 2020, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 8.3% in 2020 from 2019 due to lower net sales as a result of the COVID-19 pandemic and declines in operational performance, for both RIS and RIC.
Pension Settlement Charges and Other Income (Expense), Net

(Dollars in thousands)	2020	2019
Pension settlement charges	$(55)	$(53,213)
Other income (expense), net	$3,513	$(592)
In 2020 and 2019, we recorded $0.1 million and $53.2 million of pre-tax settlement charges in connection with the termination of the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)). For additional information, refer to “Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan” to “Item 8. Financial Statements and Supplementary Data.”
Other income (expense), net improved to a net income of $3.5 million in 2020 compared to a net expense of $0.6 million in 2019 due to favorable impacts from our copper derivatives contracts and favorable impacts from our foreign currency transactions, including foreign currency derivatives, partially offset by higher costs associated with our defined benefit plans.
Interest Expense, Net

(Dollars in thousands)	2020	2019
Interest expense, net	$(7,135)	$(6,869)
Interest expense, net, increased by 3.9% in 2020 from 2019, primarily due to the $2.4 million acceleration of interest expense as a result of the termination of the interest rate swap on September 30, 2020, partially offset by lower interest expense on borrowings under our revolving credit facility, which was mainly attributable to a lower weighted-average interest rate year-over-year as well as a lower weighted-average outstanding balance for our borrowings under our revolving credit facility.
Income Tax Expense

(Dollars in thousands)	2020	2019
Income tax expense	$18,544	$7,807
Effective tax rate	27.1%	14.2%
Our effective income tax rate for 2020 was 27.1% compared to 14.2% for 2019. The increase from 2019 was primarily due to the increase in current year accruals of reserves for uncertain tax positions, the decrease in foreign tax credits available to offset foreign source income, the decrease in excess tax deductions on stock-based compensation and higher tax impact on unremitted foreign earnings and profits, partially offset by the beneficial impact of changes in valuation allowance related to R&D credits and pre-tax mix across jurisdictions with disparate tax rates.

Operating Segment Net Sales and Operating Income
Advanced Connectivity Solutions

(Dollars in thousands)	2020	2019
Net sales	$268,699	$316,592
Operating income	$38,202	$48,654
ACS net sales decreased by 15.1% in 2020 compared to 2019. The decrease in net sales was primarily driven by significantly lower net sales in the 4G and 5G wireless infrastructure markets, as well as the lower net sales in the automotive market, partially offset by higher net sales in the aerospace and defense market. Net sales were not materially impacted by changes in foreign currencies.
The lower net sales in the 4G and 5G wireless infrastructure markets in our ACS operating segment reflected the waning of 4G infrastructure spending by telecommunications companies in anticipation of 5G, as well as the impacts of trade tensions, increased competition and design changes by telecommunications equipment original equipment manufacturers (OEMs), which reduced our materials content in 5G base stations. The lower net sales in the automotive market was largely due to the impacts of the COVID-19 pandemic.
We anticipate a strong recovery in the automotive market in 2021 following industry disruptions that occurred in the first half of 2020 due to the COVID-19 pandemic. In particular, we anticipate higher net sales for ADAS applications in 2021 driven by increased adoption of safety features in newer vehicles. Additionally, we anticipate higher net sales in the aerospace and defense market in 2021 driven by funding of technology programs such as advanced defense and radar systems.
Operating income decreased by 21.5% in 2020 from 2019. The decrease in operating income was primarily due to lower volume and unfavorable absorption of fixed overhead costs, partially offset by lower freight, duties and tariffs costs, including the recognition of a $3.3 million recovery of previous duty taxes paid due to a change in Chinese tariff regulations, yield improvements and lower fixed overhead costs. Additionally, our ACS operating segment incurred $4.6 million of restructuring and impairment charges in 2020. As a percentage of net sales, operating income in 2020 was 14.2%, an approximately 120 basis point decrease as compared to 15.4% in 2019.
The incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as the additional safety supplies, impacted ACS operating income by approximately $1.9 million in 2020.
Elastomeric Material Solutions

(Dollars in thousands)	2020	2019
Net sales	$328,177	$361,603
Operating income	$30,817	$57,080
EMS net sales decreased by 9.2% in 2020 compared to 2019. The decrease in net sales was primarily driven by lower net sales in the general industrial, mass transit, consumer and automotive markets, partially offset by higher net sales in the EV/HEV and portable electronics markets. Net sales were not materially impacted by changes in foreign currencies.
The lower net sales in the automotive, mass transit and general industrial markets was largely due to the impacts of the COVID-19 pandemic.
We anticipate higher net sales in the EV/HEV market in 2021 driven by continued strong demand. Additionally, we anticipate a strong recovery in the automotive market in 2021 following industry disruptions that occurred in the first half of 2020 due to the COVID-19 pandemic. Lastly, we anticipate higher net sales in the portable electronics market in 2021 due to anticipated continuation of strong demand for 5G smartphones, tempered by the uncertain impacts from the fire at our UTIS manufacturing facility in early February 2021.
Operating income decreased by 46.0% in 2020 from 2019. As a result of the acceleration of amortization expense related to the DSP customer relationships and trademarks and trade names definite-lived other intangible assets, we recognized an additional $27.4 million of amortization expense in 2020. The decrease in operating income was also due to lower volume and unfavorable absorption of fixed overhead costs, offset by favorable product mix and lower fixed overhead costs. As a percentage of net sales, operating income in 2020 was 9.4%, an approximately 640 basis point decrease as compared to 15.8% in 2019.
The incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as the additional safety supplies, impacted EMS operating income by approximately $1.9 million in 2020.

The increase in amortization expense in 2020 from 2019 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized an additional $27.4 million of amortization expense in 2020 due to this acceleration. The increase in amortization expense in 2020 is offset by a decrease in forecasted amortization expense in future years. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets” to “Item 8. Financial Statements and Supplementary Data.”
Power Electronics Solutions

(Dollars in thousands)	2020	2019
Net sales	$189,980	$198,535
Operating income (loss)	$(6,179)	$(1,437)
PES net sales decreased by 4.3% in 2020 compared to 2019. The decrease in net sales was primarily driven by lower net sales in the mass transit, industrial power and vehicle electrification markets, partially offset by higher net sales in the EV/HEV and renewable energy markets. Net sales were favorably impacted by foreign currency fluctuations of $1.0 million, or 0.5%, due to the appreciation in value of the euro relative to the U.S. dollar.
The lower net sales in industrial power market in our PES operating segment was due to a slowdown in industrial automation demand due to the impacts of the COVID-19 pandemic combined with customer inventory rebalancing, which began in mid-2019 and continued through most of the first half of 2020. The lower net sales in the vehicle electrification market in our PES operating segment was due to the COVID-19 impacts on the automotive sector in the first half of 2020, partially offset by a recovery in the second half of 2020. We anticipate higher net sales in 2021 in the EV/HEV market driven by continued strong demand.
Operating loss increased by 330.0% in 2020 from 2019. The increase in operating loss was primarily due to $7.9 million of restructuring and impairment charges incurred in 2020, in addition to unfavorable product mix and lower volume, partially offset by favorable productivity performance, yield improvements, lower fixed overhead costs and favorable absorption of fixed overhead costs. As a percentage of net sales, operating loss in 2020 was 3.3%, an approximately 260 basis point increase as compared to 0.7% in 2019.
The incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as the additional safety supplies, impacted PES operating loss by approximately $1.0 million in 2020.
Other

(Dollars in thousands)	2020	2019
Net sales	$15,727	$21,530
Operating income	$4,494	$6,184
Net sales in this segment decreased by 27.0% in 2020 from 2019. The decrease in net sales was primarily driven by a non-recurring last time buy in the Durel business in the first quarter of 2019, as well as lower demand in the automotive market partially resulting from the COVID-19 pandemic. Net sales were not materially impacted by changes in foreign currencies.
Operating income decreased by 27.3% in 2020 from 2019. The decrease in operating income was primarily due to lower volume and unfavorable absorption of fixed overhead costs, partially offset by lower fixed overhead costs. As a percentage of net sales, operating income in 2020 was 28.6%, an approximately 10 basis point decrease as compared to 28.7% in 2019.
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

	As of December 31,
(Dollars in thousands)	2020	2019
United States	$21,657	$39,354
Europe	55,449	31,166
Asia	114,679	96,329
Total cash and cash equivalents	$191,785	$166,849
Approximately $170.1 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of December 31, 2020. We did not make any changes in 2020 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.
Net working capital was $362.7 million and $363.9 million as of December 31, 2020 and 2019, respectively.

(Dollars in thousands)	As of December 31,
Key Financial Position Accounts:	2020	2019
Cash and cash equivalents	$191,785	$166,849
Accounts receivable, net	134,421	122,285
Inventories	102,360	132,859
Borrowings under revolving credit facility	25,000	123,000
Significant changes in our statement of financial position accounts from December 31, 2019 to December 31, 2020 were as follows:
•Accounts receivable, net increased 9.9% to $134.4 million as of December 31, 2020, from $122.3 million as of December 31, 2019. The increase from year-end was primarily due to higher net sales at the end of 2020 compared to at the end of 2019, as well as an increase in our income taxes receivable.
•Inventories decreased 23.0% to $102.4 million as of December 31, 2020, from $132.9 million as of December 31, 2019, primarily driven by a decline in inventory levels to align with our lower net sales volumes, as well as an increase in inventory reserve provision within the ACS and EMS operating segments and a reduction of capitalized variances associated with the timing of volumes produced versus sold relative to the end of 2019.
•Borrowings under revolving credit facility decreased 79.7% to $25.0 million as of December 31, 2020, from $123.0 million as of December 31, 2019. This was as a result of $248.0 million of discretionary principal payments on our revolving credit facility during the second, third and fourth quarters of 2020, partially offset by $150.0 million in borrowings under our revolving credit facility during the first quarter of 2020 as a precautionary measure in order to increase our cash position and preserve financial flexibility given current uncertainty in the global markets resulting from the COVID-19 pandemic. For additional information regarding this facility, as well as the Third Amended Credit Agreement and the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”

(Dollars in thousands)	Year Ended December 31,
Key Cash Flow Measures:	2020	2019
Net cash provided by operating activities	$165,056	$161,323
Net cash used in investing activities	(40,385)	(48,963)
Net cash (used in) provided by financing activities	(104,189)	(111,843)
In 2020, cash and cash equivalents increased $24.9 million, primarily due to the $150.0 million in borrowings under our revolving credit facility and cash flows generated by operations, partially offset by $248.0 million of principal payments made on our outstanding borrowings on our revolving credit facility, $40.4 million in capital expenditures, as well as $5.4 million in tax payments related to net share settlement of equity awards.
In 2019, cash and cash equivalents decreased $0.9 million, primarily due to $105.5 million of principal payments made on our outstanding borrowings on our revolving credit facility, $51.6 million in capital expenditures, as well as $7.6 million in tax payments related to net share settlement of equity awards, almost entirely offset by cash flows generated by operations.
In 2021, we expect capital spending to be in the range of approximately $70.0 million to $80.0 million, which we plan to fund with cash from operations. This range does not incorporate any capital spending that may occur as a result of the fire that extensively damaged our UTIS manufacturing facility located in Ansan, South Korea, in early February 2021.

Restriction on Payment of Dividends
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2020. For additional information regarding the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$4,741	$2,342	$2,394	$5	$—
Finance lease obligations	5,077	4,713	364	—	—
Interest payments on finance lease obligations	91	74	17	—	—
Inventory purchase obligations	60	60	—	—	—
Capital commitments(1)	5,330	5,330	—	—	—
Borrowings under revolving credit facility(2)	25,000	—	—	25,000	—
Interest payments on borrowings under revolving credit facility(3)	1,500	445	927	128	—
Other postretirement benefits	1,503	148	244	272	839
Total contractual obligations	$43,302	$13,112	$3,946	$25,405	$839
(1)This amount represents non-cancelable vendor purchase commitments.
(2)All outstanding borrowings under our revolving credit facility are due on March 31, 2024.
(3)Estimated future interest payments are based on a leverage ratio based spread that ranges from 1.625% to 2.000%, plus projected forward 1-month LIBOR rates. Actual future interest payments could differ from those set forth here due to the expected phase-out of LIBOR by the end of 2021.
Other postretirement benefits, which amount to $1.5 million, are expected to be paid from operating cash flows. Other long-term liabilities, such as deferred taxes, unrecognized tax benefits and asbestos-related product liability reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.
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

Goodwill is tested for impairment annually and between annual impairment tests if events or changes in circumstances indicate the carrying value may be impaired. If it is more likely than not that our goodwill is impaired, then we compare the estimated fair value of each of our reporting units to its respective carrying value. If a reporting unit’s carrying value is greater than its fair value, then an impairment is recognized for the excess and charged to operations. We currently have four reporting units with goodwill: ACS, EMS, curamik® and Elastomer Components Division (ECD). Consistent with historical practice, the annual impairment test on these reporting units was performed as of November 30, 2020.
The application of the annual goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. Determining the fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, gross margin and operating margin, discount rates, terminal growth rates and future market conditions, among others. We estimated the fair value of our reporting units using an income approach based on the present value of future cash flows through a five-year discounted cash flow analysis. The discounted cash flow analysis utilized the discount rates for each of the reporting units ranging from 10.5% for EMS to 13.1% for ECD, and terminal growth rates ranging from 3.4% for curamik® to 4.2% for ACS. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual goodwill impairment test are reasonable, but inherently uncertain. There were no impairment charges resulting from our goodwill impairment analysis for the year ended December 31, 2020. Our ACS, EMS, curamik® and ECD reporting units had allocated goodwill of $51.7 million, $143.0 million, $73.2 million and $2.2 million respectively, as of December 31, 2020.
Indefinite-lived other intangible assets are tested for impairment annually and between annual impairment tests if events or changes in circumstances indicate the carrying value may be impaired. If it is more likely than not that an indefinite-lived other intangible asset is impaired, then we compare the estimated fair value of that indefinite-lived other intangible asset to its respective carrying value. If an indefinite-lived other intangible asset’s carrying value is greater than its fair value, then an impairment charge is recognized for the excess and charged to operations. Consistent with historical practice, the annual impairment test on these reporting units was performed as of November 30, 2020. The application of the annual indefinite-lived other intangible asset impairment test requires significant judgment, including the determination of fair value of each indefinite-lived other intangible asset. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our indefinite-lived other intangible assets impairment analysis for the year ended December 31, 2020. Our curamik® reporting unit had an indefinite-lived other intangible asset of $4.8 million as of December 31, 2020.
Definite-lived other intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The recoverability test involves comparing the estimated sum of the undiscounted cash flows for each definite-lived other intangible asset to its respective carrying value. If a definite-lived other intangible asset’s carrying value is greater than the sum of its undiscounted cash flows, then the definite-lived other intangible asset’s carrying value is compared to its estimated fair value and an impairment charge is recognized for the excess and charged to operations. The application of the recoverability test requires significant judgment, including the identification of the asset group and determination of undiscounted cash flows and fair value of the underlying definite-lived other intangible asset. Determination of undiscounted cash flows requires the use of significant estimates and assumptions, including certain financial projections. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were immaterial impairment charges resulting from our definite-lived other intangible assets impairment analysis for the year ended December 31, 2020. Our ACS, EMS and curamik® reporting units had definite-lived other intangible assets of $3.7 million, $101.2 million and $8.2 million, respectively, as of December 31, 2020.
The useful life determination for each indefinite-lived other intangible asset is evaluated each reporting period to determine whether events and circumstances support an indefinite useful life. The useful life determination for each definite-lived other intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
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
As of December 31, 2020, the estimated liabilities and estimated insurance recoveries for all current and future indemnity and defense costs projected through 2064 were $73.2 million and $66.8 million, respectively.
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
We manufacture some products to customer specifications which are customized to such a degree that it is unlikely that another entity would purchase these products or that we could modify these products for another customer. These products are deemed to have no alternative use to the Company whereby we have an enforceable right to payment evidenced by contractual termination clauses. In accordance with ASC 606, for those circumstances we recognize revenue on an over-time basis. Revenue recognition does not occur until the product meets the definition of “no alternative use” and therefore, items that have not yet reached that point in the production process are not included in the population of items with over-time revenue recognition.
As appropriate, we record estimated reductions to revenue for customer returns, allowances, and warranty claims. Provisions for such reductions are made at the time of sale and are typically derived from historical trends and other relevant information.
Pension and Other Postretirement Benefits
We sponsor one material defined benefit pension plan that covers certain union employees and we sponsor multiple fully insured or self-funded medical plans and fully insured life insurance plans for retirees. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, long-term rates of return on plan assets, mortality rates and other factors. The assumptions used were determined as follows: (i) the discount rate used is based on the PruCurve bond index, with comparisons against other similar indices; and (ii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns. We determine these assumptions based on consultation with outside actuaries and investment advisors. Any changes in these assumptions could have a significant impact on future recognized pension costs, assets and liabilities.

The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in “Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan” to “Item 8. Financial Statements and Supplementary Data.” Each assumption has different sensitivity characteristics. For the year ended December 31, 2020, a 25 basis point decrease in the discount rate would have increased our pension expense for Rogers Corporation Employees’ Pension Plan (the Union Plan) by a de minimis amount. A 25 basis point decrease in the discount rate would have increased the other postretirement benefits expense by a de minimis amount. A 25 basis point decrease in the expected return on assets would have increased the total 2020 pension expense for the Union Plan by a de minimis amount. As the other postretirement benefit plans are unfunded, they would not be impacted by this assumption change.
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value with costs determined primarily on a first-in first-out basis. We also maintain a reserve for excess, obsolete and slow-moving inventory that is primarily developed by utilizing both specific product identification and historical product demand as the basis for our analysis. Products and materials that are specifically identified as obsolete are fully reserved. In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product. The remainder of the allowance is based on our estimates and fluctuates with market conditions, design cycles and other economic factors. Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unexpected decline in current production. We closely monitor the marketplace and related inventory levels and have historically maintained reasonably accurate allowance levels. Our obsolescence reserve has ranged from 9% to 18% of gross inventory over the last three fiscal years.
Equity Compensation
Determining the amount of equity compensation expense to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of performance-based restricted stock units.
Performance-Based Restricted Stock Units
As of December 31, 2020, we had performance-based restricted stock units from 2020, 2019 and 2018 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The 2020, 2019 and 2018 awards have one measurement criteria: the three-year total shareholder return (TSR) on the performance of our capital stock as compared to that of a specified group of peer companies. The TSR measurement criteria of the awards is considered a market condition. As such, the fair value of this measurement criteria was determined on the grant date using a Monte Carlo simulation valuation model. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. We account for forfeitures as they occur.
Below were the assumptions used in the Monte Carlo calculation for each material award granted in 2020, 2019 and 2018:

	February 12, 2020	June 3, 2019	February 7, 2019	September 17, 2018	February 8, 2018
Expected volatility	41.0%	39.7%	36.7%	36.6%	34.8%
Expected term (in years)	2.9	2.6	2.9	3.0	3.0
Risk-free interest rate	1.41%	1.78%	2.43%	2.85%	2.28%
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
•Foreign Currency Risk
Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we operate. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the euro, the Chinese renminbi and certain other currencies used in Asia. We seek to mitigate exposure to variability in currency exchange rates, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further seek to mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks on specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2020, a 10% strengthening of the U.S. dollar relative to other currencies would have resulted in a decrease to net sales and net income of approximately $32 million and $7 million, respectively, while a 10% weakening of the U.S. dollar relative to other currencies would have resulted in an increase to net sales and net income of approximately $39 million and $7 million, respectively.
•Interest Rate Risk
As of December 31, 2020, we had $25.0 million in borrowings outstanding under our revolving credit facility. The interest charged on these borrowings fluctuates with movements in the benchmark LIBOR. As of December 31, 2020, the effective all-in rate of interest on our revolving credit facility was 1.77%, and a 100 basis point increase in LIBOR would have increased the amount of interest expense by approximately $1.0 million for the year ended December 31, 2020.
•Commodity Risk
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rogers Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Rogers Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - curamik® Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $270.2 million as of December 31, 2020, and the goodwill associated with the curamik® reporting unit was $73.2 million. Goodwill is tested for impairment annually as of November 30 and between annual impairment tests if events or changes in circumstances indicate the carrying value may be impaired. If a reporting unit’s carrying value is greater than its fair value, then an impairment is recognized for the excess and charged to operations. Management estimated the fair value of the curamik® reporting unit using an income approach based on the present value of future cash flows through a five year discounted cash flow analysis. Determining the fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, gross margin and operating margin, discount rate, terminal growth rate and future market conditions, among others.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the curamik® reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting unit; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to financial projections for net sales and gross margin.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value measurement of the curamik® reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis; (iii) testing the completeness and accuracy of underlying data used in the analysis; and (iv) evaluating the reasonableness of significant assumptions used by management related to the financial projections for net sales and gross margin. Evaluating management’s assumptions related to the financial projections for net sales and gross margin involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
Asbestos-Related Liabilities and Insurance Receivables
As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated asbestos-related liabilities and asbestos-related insurance receivables balances were $73.2 million and $66.8 million, respectively, as of December 31, 2020. Management reviews the asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time management would analyze these projections. Management recognizes a liability for asbestos-related contingencies that are probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos related matters, management records asbestos-related insurance receivables that are deemed probable. Estimates of asbestos-related contingent liabilities and related insurance receivables are based on an independent actuarial analysis and an independent insurance usage analysis, respectively, prepared annually by third parties. The actuarial analysis contains numerous assumptions, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
The principal considerations for our determination that performing procedures relating to asbestos-related liabilities and insurance receivables is a critical audit matter are (i) the significant judgment by management when determining the asbestos-

related liabilities and insurance receivables; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the analyses of the asbestos-related liabilities and insurance receivables. These procedures also included, among others (i) testing management’s process for determining the asbestos-related liabilities and insurance receivables estimates; (ii) evaluating the appropriateness of the actuarial and insurance usage analyses; (iii) testing the completeness and accuracy of underlying data used in the analyses; and (iv) evaluating the reasonableness of significant assumptions used by management related to the number of claims that may be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s analyses and significant assumptions related to the number of claims that may be received, the type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 18, 2021

We have served as the Company’s auditor since 2015.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the fiscal years in the three-year period ended December 31, 2020

(Dollars and shares in thousands, except per share amounts)	2020	2019	2018
Net sales	$802,583	$898,260	$879,091
Cost of sales	510,763	583,968	568,308
Gross margin	291,820	314,292	310,783

Selling, general and administrative expenses	182,283	168,682	164,046
Research and development expenses	29,320	31,685	33,075
Restructuring and impairment charges	12,987	2,485	4,038
Other operating (income) expense, net	(104)	959	(3,087)
Operating income	67,334	110,481	112,711

Equity income in unconsolidated joint ventures	4,877	5,319	5,501
Pension settlement charges	(55)	(53,213)	—
Other income (expense), net	3,513	(592)	(994)
Interest expense, net	(7,135)	(6,869)	(6,629)
Income before income tax expense	68,534	55,126	110,589
Income tax expense	18,544	7,807	22,938
Net income	$49,990	$47,319	$87,651

Basic earnings per share	$2.68	$2.55	$4.77
Diluted earnings per share	$2.67	$2.53	$4.70

Shares used in computing:
Basic earnings per share	18,681	18,573	18,374
Diluted earnings per share	18,706	18,713	18,659

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the fiscal years in the three-year period ended December 31, 2020

(Dollars in thousands)	2020	2019	2018
Net income	$49,990	$47,319	$87,651

Foreign currency translation adjustment	24,907	(4,990)	(12,505)
Pension and other postretirement benefits:
Pension settlement (benefits) charges, net of tax (Note 4)	(48)	43,934	—
Actuarial net gain (loss) incurred, net of tax (Note 4)	1,255	(6,079)	(1,678)
Amortization of loss, net of tax (Note 4)	244	390	176
Derivative instrument designated as cash flow hedge:
Change in unrealized (loss) gain before reclassifications, net of tax (Note 4)	(1,504)	(1,171)	519
Unrealized loss (gain) reclassified into earnings, net of tax (Note 4)	2,476	(155)	(191)
Other comprehensive income (loss)	27,330	31,929	(13,679)
Comprehensive income	$77,320	$79,248	$73,972

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(Dollars and share amounts in thousands, except par value of capital stock)	2020	2019
Assets
Current assets
Cash and cash equivalents	$191,785	$166,849
Accounts receivable, less allowance for credit losses of $1,682 and $1,691	134,421	122,285
Contract assets	26,575	22,455
Inventories	102,360	132,859
Prepaid income taxes	2,960	4,524
Asbestos-related insurance receivables, current portion	2,986	4,292
Other current assets	13,088	10,838
Total current assets	474,175	464,102
Property, plant and equipment, net of accumulated depreciation of $365,844 and $341,119	272,378	260,246
Investments in unconsolidated joint ventures	15,248	16,461
Deferred income taxes	28,667	17,117
Goodwill	270,172	262,930
Other intangible assets, net of amortization	118,026	158,947
Pension assets	5,278	12,790
Asbestos-related insurance receivables, non-current portion	63,807	74,024
Other long-term assets	16,254	6,564
Total assets	$1,264,005	$1,273,181
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$35,987	$33,019
Accrued employee benefits and compensation	41,708	29,678
Accrued income taxes payable	8,558	10,649
Asbestos-related liabilities, current portion	3,615	5,007
Other accrued liabilities	21,641	21,872
Total current liabilities	111,509	100,225
Borrowings under revolving credit facility	25,000	123,000
Pension and other postretirement benefits liabilities	1,612	1,567
Asbestos-related liabilities, non-current portion	69,620	80,873
Non-current income tax	16,346	10,423
Deferred income taxes	8,375	9,220
Other long-term liabilities	10,788	13,973
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,677 and 18,577 shares issued and outstanding, respectively	18,677	18,577
Additional paid-in capital	147,961	138,526
Retained earnings	873,692	823,702
Accumulated other comprehensive loss	(19,575)	(46,905)
Total shareholders' equity	1,020,755	933,900
Total liabilities and shareholders' equity	$1,264,005	$1,273,181

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the fiscal years in the three-year period ended December 31, 2020

(Dollars and share amounts in thousands)	2020	2019	2018
Capital Stock
Balance, beginning of period	$18,577	$18,395	$18,255
Shares issued for vested restricted stock units, net of shares withheld for taxes	82	144	117
Stock options exercised	—	11	22
Shares issued for employee stock purchase plan	13	15	12
Shares issued to directors	5	12	12
Shares repurchased	—	—	(23)
Balance, end of period	18,677	18,577	18,395
Additional Paid-In Capital
Balance, beginning of period	138,526	132,360	128,933
Shares issued for vested restricted stock units, net of shares withheld for taxes	(5,439)	(7,694)	(6,717)
Stock options exercised	—	333	839
Shares issued for employee stock purchase plan	1,347	1,234	1,070
Shares issued to directors	(5)	(12)	(12)
Equity compensation expense	13,532	12,305	11,223
Shares repurchased	—	—	(2,976)
Balance, end of period	147,961	138,526	132,360
Retained Earnings
Balance, beginning of period	823,702	776,403	684,540
Net income	49,990	47,319	87,651
Cumulative-effect adjustment for lease accounting	—	(20)	—
Cumulative-effect adjustment for revenue recognition	—	—	4,212
Balance, end of period	873,692	823,702	776,403
Accumulated Other Comprehensive Loss
Balance, beginning of period	(46,905)	(78,834)	(65,155)
Other comprehensive income (loss)	27,330	31,929	(13,679)
Balance, end of period	(19,575)	(46,905)	(78,834)
Total Shareholders’ Equity	$1,020,755	$933,900	$848,324

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2020

(Dollars in thousands)	2020	2019	2018
Operating Activities:
Net income	$49,990	$47,319	$87,651
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,425	49,162	50,073
Equity compensation expense	13,532	12,305	11,223
Deferred income taxes	(13,406)	(17,549)	(3,325)
Equity in undistributed income of unconsolidated joint ventures	(4,877)	(5,319)	(5,501)
Dividends received from unconsolidated joint ventures	7,075	5,375	4,431
Pension settlement charges	(63)	53,213	—
Pension and other postretirement benefits	(160)	(943)	(1,552)
Asbestos-related charges	(682)	1,720	704
Loss (gain) on sale or disposal of property, plant and equipment	41	756	(164)
Impairment charges	639	1,537	1,506
Provision (benefit) for credit losses	223	437	236
Changes in assets and liabilities:
Accounts receivable	(8,934)	20,677	(3,824)
Contract assets	(4,120)	273	(22,728)
Inventories	34,687	(1,200)	(19,013)
Pension and postretirement benefit contributions	(253)	(103)	(25,354)
Other current assets	(217)	(1,519)	(648)
Accounts payable and other accrued expenses	10,084	(9,139)	(7,886)
Other, net	10,072	4,321	991
Net cash provided by operating activities	165,056	161,323	66,820

Investing Activities:
Acquisition of business, net of cash received	—	—	(77,969)
Isola asset acquisition	—	—	(43,434)
Capital expenditures	(40,385)	(51,597)	(47,115)
Proceeds from the sale of property, plant and equipment, net	—	9	1,081
Return of capital from unconsolidated joint ventures	—	2,625	—
Net cash used in investing activities	(40,385)	(48,963)	(167,437)

Financing Activities:
Proceeds from borrowings under revolving credit facility	150,000	—	102,500
Line of credit issuance costs	(1,862)	—	—
Repayment of debt principal and finance lease obligations	(248,330)	(105,886)	(6,162)
Payments of taxes related to net share settlement of equity awards	(5,357)	(7,550)	(6,600)
Proceeds from the exercise of stock options, net	—	344	861
Proceeds from issuance of shares to employee stock purchase plan	1,360	1,249	1,082
Share repurchases	—	—	(2,999)
Net cash (used in) provided by financing activities	(104,189)	(111,843)	88,682

Effect of exchange rate fluctuations on cash	4,454	(1,406)	(1,486)

Net decrease in cash and cash equivalents	24,936	(889)	(13,421)
Cash and cash equivalents at beginning of period	166,849	167,738	181,159
Cash and cash equivalents at end of period	$191,785	$166,849	$167,738

Supplemental Disclosures:
Accrued capital additions	$715	$3,420	$2,744
Cash paid during the year for:
Interest, net of amounts capitalized	$7,251	$7,762	$7,040
Income taxes	$29,983	$17,593	$29,161

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
Advanced Connectivity Solutions
Our ACS operating segment designs, develops, manufactures and sells circuit materials and solutions enabling high-performance and high-reliability connectivity for applications in wireless infrastructure (e.g., power amplifiers, antennas and small cells), automotive (e.g., ADAS, telematics and thermal solutions), aerospace and defense (e.g. antenna systems, communication systems and phased array radar systems), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and IP infrastructure) markets. We believe these products have characteristics that offer performance and other functional advantages in many market applications that serve to differentiate our products from other commonly available materials. ACS products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits. Trade names for our ACS products include: RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, 92ML™, IsoClad® Series, MAGTREX™, XTremeSpeed RO1200™ Laminates, IM Series™, 2929 Bondply, 3001 Bondply Film and SpeedWave™ Prepreg. As of December 31, 2020, our ACS operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Evergem, Belgium; and Suzhou, China.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation and printing markets; customized silicones used in flex heater and semiconductor thermal applications for general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers’ products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs). Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, Griswold®, XRD®, R/bak® and HeatSORB™.
As of December 31, 2020, our EMS operating segment had administrative and manufacturing facilities in Moosup, Connecticut; Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Ansan, South Korea; and Suzhou, China. We also own 50% of two unconsolidated joint ventures: (1) Rogers Inoac Corporation (RIC), a joint venture established in Japan to design, develop, manufacture and sell PORON® products predominantly for the Japanese market and (2) Rogers INOAC Suzhou Corporation (RIS), a joint venture established in China to design, develop, manufacture and sell PORON® products primarily for RIC customers in various Asian countries. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.

Power Electronics Solutions
Our PES operating segment designs, develops, manufactures and sells ceramic substrate materials, busbars and cooling solutions for a variety of applications in EV/HEV, general industrial, mass transit, renewable energy, aerospace and defense and wired infrastructure markets. We sell our ceramic substrate materials and cooling solutions under the curamik® trade name and our busbars under the ROLINX® trade name. As of December 31, 2020, our PES operating segment had manufacturing and administrative facilities in Evergem, Belgium; Eschenbach, Germany; Budapest, Hungary; and Suzhou, China.
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
Foreign Currency
All balance sheet accounts of foreign subsidiaries are translated or remeasured at exchange rates in effect at each year end, and income statement items are translated using the average exchange rates for the year. Translation adjustments for those entities that operate under a local currency are recorded directly to a separate component of shareholders’ equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are recorded to the income statement as a component of “Other income (expense), net.” Currency transaction gains and losses are reported as income or expense, respectively, in the consolidated statements of operations as a component of “Other income (expense), net.” Such adjustments resulted in gains of $0.9 million in 2020 and losses of $0.9 million and $0.7 million in 2019 and 2018, respectively.
Allowance for Credit Losses
In 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. Upon adoption, we changed our impairment model to utilize a current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including our accounts receivable. CECL estimates on accounts receivable are recorded as selling, general and administrative expenses on our consolidated statements of operations. The cumulative effect adjustment from adoption was immaterial to our consolidated financial statements.
The allowance for credit losses is determined based on a variety of factors that affect the potential collectability of the related receivables, including the length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on our estimates and takes into consideration historical trends, market conditions and the composition of our customer base.
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

Our “Inventories” line item in the consolidated statements of financial position consisted of the following:

	As of December 31,
(Dollars in thousands)	2020	2019
Raw materials	$44,976	$61,338
Work-in-process	25,291	30,043
Finished goods	32,093	41,478
Total inventories	$102,360	$132,859
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
Software Costs
We capitalize certain internal and external costs of computer software developed or obtained for internal use, principally related to software coding, software configuration, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years. Net capitalized software and development costs were $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. Capitalized software is included within “Property, plant and equipment, net of accumulated depreciation” in the consolidated statements of financial position.
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
Goodwill is tested for impairment annually and between annual impairment tests if events or changes in circumstances indicate the carrying value may be impaired. If it is more likely than not that our goodwill is impaired, then we compare the estimated fair value of each of our reporting units to its respective carrying value. If a reporting unit’s carrying value is greater than its fair value, then an impairment is recognized for the excess and charged to operations. We currently have four reporting units with goodwill: ACS, EMS, curamik® and Elastomer Components Division (ECD). Consistent with historical practice, the annual impairment test on these reporting units was performed as of November 30, 2020.
The application of the annual goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. Determining the fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, gross margin and operating margin, discount rates, terminal growth rates and future market conditions, among others. We estimated the fair value of our reporting units using an income approach based on the present value of future cash flows through a five-year discounted cash flow analysis. The discounted cash flow analysis utilized the discount rates for each of the reporting units ranging from 10.5% for EMS to 13.1% for ECD, and terminal growth rates ranging from 3.4% for curamik® to 4.2% for ACS. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual goodwill impairment test are reasonable, but inherently uncertain. There were no impairment charges resulting from our goodwill impairment analysis for the year ended December 31, 2020. Our ACS, EMS, curamik® and ECD reporting units had allocated goodwill of $51.7 million, $143.0 million, $73.2 million and $2.2 million respectively, as of December 31, 2020.
Indefinite-lived other intangible assets are tested for impairment annually and between annual impairment tests if events or changes in circumstances indicate the carrying value may be impaired. If it is more likely than not that an indefinite-lived other intangible asset is impaired, then we compare the estimated fair value of that indefinite-lived other intangible asset to its respective carrying value. If an indefinite-lived other intangible asset’s carrying value is greater than its fair value, then an impairment charge is recognized for the excess and charged to operations. Consistent with historical practice, the annual impairment test on these reporting units was performed as of November 30, 2020. The application of the annual indefinite-lived other intangible asset impairment test requires significant judgment, including the determination of fair value of each indefinite-lived other intangible asset. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our indefinite-lived other intangible assets impairment analysis for the year ended December 31, 2020. The curamik® reporting unit had an indefinite-lived other intangible asset of $4.8 million as of December 31, 2020.
Definite-lived other intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The recoverability test involves comparing the estimated sum of the undiscounted cash flows for each definite-lived other intangible asset to its respective carrying value. If a definite-lived other intangible asset’s carrying value is greater than the sum of its undiscounted cash flows, then the definite-lived other intangible asset’s carrying value is compared to its estimated fair value and an impairment charge is recognized for the excess and charged to operations. The application of the recoverability test requires significant judgment, including the identification of the asset group and determination of undiscounted cash flows and fair value of the underlying definite-lived other intangible asset. Determination of undiscounted cash flows requires the use of significant estimates and assumptions, including certain financial projections. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were immaterial impairment charges resulting from our definite-lived other intangible assets impairment analysis for the year ended December 31, 2020. Our ACS, EMS and curamik® reporting units had definite-lived other intangible assets of $3.7 million, $101.2 million and $8.2 million, respectively, as of December 31, 2020.
The useful life determination for each indefinite-lived other intangible asset is evaluated each reporting period to determine whether events and circumstances support an indefinite useful life. The useful life determination for each definite-lived other intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
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

Fair Value of Financial Instruments
Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the maturities of these instruments. The fair value of our borrowings under credit facility are determined using discounted cash flows based upon our estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. Based on our credit characteristics as of December 31, 2020, borrowings would generally bear interest at London interbank offered rate (LIBOR) plus 162.5 basis points. As the current borrowings under the Fourth Amended Credit Agreement bear interest at adjusted 1-month LIBOR plus 162.5 basis points, we believe the carrying value of our borrowings approximates fair value. For additional information on the calculation of fair value measurements, refer to “Note 2 – Fair Value Measurements.”
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
Concentration of Credit and Investment Risk
We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. As of December 31, 2020 and 2019, there were no customers that individually accounted for more than 10% of total accounts receivable. We did not experience significant credit losses on customers’ accounts in 2020, 2019 or 2018.
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
We did not make any changes in 2020 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, we continue to assert that historical foreign earnings are indefinitely reinvested. As of December 31, 2020 and 2019, we recorded a deferred tax liability of $2.4 million and $1.6 million, respectively, for Chinese withholding tax on undistributed earnings that are not indefinitely reinvested. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest their undistributed earnings and we estimate that, if these undistributed earnings are distributed, they may give rise to an estimated $3.8 million of additional tax liabilities. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2020 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.

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
Pension and Other Postretirement Benefits
We sponsor one material defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which covers certain union employees, and we sponsor multiple fully insured or self-funded medical plans and fully insured life insurance plans for retirees. The Union Plan was frozen in 2013 so that future benefits no longer accrue. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, long-term rates of return on plan assets, mortality rates, and other factors. The assumptions used in these models are determined as follows: (i) the discount rate used is based on the PruCurve bond index; (ii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns; and (iii) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations. We determine these assumptions based on consultation with outside actuaries and investment advisors. Any changes in these assumptions could have a significant impact on our assets and liabilities. We review these assumptions periodically throughout the year and update as necessary.
We are required, as an employer, to: (a) recognize in our consolidated statements of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and a plan’s obligations that determine our funded status as of the end of the year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in accumulated other comprehensive loss. Additionally, actuarial losses (gains) that are not immediately recognized as net periodic pension cost (credit) are recognized as a component of accumulated other comprehensive loss (income) and amortized into net periodic pension cost (credit) in future periods.
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
Advertising Costs
Advertising costs are expensed as incurred and amounted to $2.2 million, $3.6 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Available-for-Sale Investment at Fair Value as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$6,706	$2,400	$—	$9,106
(1) This balance was invested in funds comprised of short-term cash and fixed income securities, and was recorded in the “Other long-term assets” line item in the condensed consolidated statements of financial position. As of December 31, 2020, the fair value of this investment approximated its carrying value.

From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

	Derivative Instruments at Fair Value as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(130)	$—	$(130)
Copper derivative contracts	$—	$4,785	$—	$4,785
Interest rate swap contract	$—	$—	$—	$—

	Derivative Instruments at Fair Value as of December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(6)	$—	$(6)
Copper derivative contracts	$—	$1,147	$—	$1,147
Interest rate swap contract	$—	$(1,254)	$—	$(1,254)
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
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2019, only our interest rate swap qualified for hedge accounting treatment as a cash flow hedge, and the hedge was highly effective.

Foreign Currency
In 2020, we entered into U.S. dollar, euro, Korean won and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2020 the notional values of these foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$28,766,855
EUR/USD		€8,151,124
KRW/USD	₩	10,893,500,000
Commodity
As of December 31, 2020, we had 18 outstanding contracts to hedge exposure related to the purchase of copper in our PES and ACS operating segments. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2020, the volume of our copper contracts outstanding were as follows:

Volume of Copper Derivatives
January 2021 - March 2021	256 metric tons per month
April 2021 - June 2021	256 metric tons per month
July 2021 - September 2021	222 metric tons per month
October 2021 - December 2021	222 metric tons per month
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
Effects on Financial Statements
The following table presents the impact from these instruments on the statement of operations and statements of comprehensive income:

		Years Ended December 31,
(Dollars in thousands)	Financial Statement Line Item	2020	2019	2018
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(1,981)	$(779)	$(333)
Copper Derivatives Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$3,610	$(716)	$(2,101)
Interest Rate Swap Contract
Contract designated as hedging instrument	Other comprehensive income (loss)	$1,254	$(1,715)	$420

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for each of the fiscal years in the two-year period ended December 31, 2020 were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Derivative Instrument Designated as Cash Flow Hedge(2)	Total
Balance as of December 31, 2018	$(30,488)	$(48,700)	$354	$(78,834)
Other comprehensive income (loss) before reclassifications	(4,990)	(6,079)	(1,171)	(12,240)
Amounts reclassified to earnings	—	44,324	(155)	44,169
Net other comprehensive income (loss) for period	(4,990)	38,245	(1,326)	31,929
Balance as of December 31, 2019	(35,478)	(10,455)	(972)	(46,905)
Other comprehensive income (loss) before reclassifications	24,907	1,255	(1,504)	24,658
Amounts reclassified to earnings	—	196	2,476	2,672
Net other comprehensive income (loss) for period	24,907	1,451	972	27,330
Balance as of December 31, 2020	$(10,571)	$(9,004)	$—	$(19,575)
(1) Net of taxes of $1,951, $2,368 and $9,984 for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Net of taxes of $0, $282 and ($106) for the years ended December 31, 2020, 2019 and 2018, respectively.
The impacts to the consolidated statements of operations related to items reclassified to earnings were as follows:

		Years Ended December 31,
(Dollars in thousands)	Financial Statement Line Item	2020	2019
Amortization/settlement of pension and other postretirement benefits
	Pension settlement charges	$63	$(53,213)
	Other income (expense), net(1)	(315)	(504)
	Income tax (expense) benefit	56	9,393
	Net income	$(196)	$(44,324)
Unrealized gains (losses) on derivative instrument(2)
	Other income (expense), net	$(3,191)	$200
	Income tax (expense) benefit	715	(45)
	Net income	$(2,476)	$155
(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. For additional details, refer to “Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan.”
(2) This relates to the derivative instrument designated as a cash flow hedge and held as of the end of the year for each year presented.

Note 5 – Property, Plant and Equipment
Our “Property, plant and equipment, net” line item in the consolidated statements of financial position consisted of the following:

	As of December 31,
(Dollars in thousands)	2020	2019
Land and improvements	$22,589	$21,697
Buildings and improvements	155,669	165,968
Machinery and equipment	324,773	281,771
Office equipment	59,001	68,349
Property plant and equipment, gross	562,032	537,785
Accumulated depreciation	(365,844)	(341,119)
Property, plant and equipment, net	196,188	196,666
Equipment in process	76,190	63,580
Total property, plant and equipment, net	$272,378	$260,246
Depreciation expense was $29.3 million in 2020, $31.4 million in 2019 and $33.5 million in 2018.
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending December 31, 2020, by operating segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2019	$51,694	$142,030	$66,982	$2,224	$262,930
Foreign currency translation adjustment	—	991	6,251	—	7,242
December 31, 2020	$51,694	$143,021	$73,233	$2,224	$270,172
Other Intangible Assets
The changes in the carrying amount of other intangible assets for the two-year period ending December 31, 2020, were as follows:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$150,863	$72,014	$78,849	$149,317	$39,018	$110,299
Technology	83,469	53,540	29,929	80,938	45,190	35,748
Trademarks and trade names	12,039	8,149	3,890	11,994	4,361	7,633
Covenants not to compete	1,340	827	513	1,340	505	835
Total definite-lived other intangible assets	247,711	134,530	113,181	243,589	89,074	154,515
Indefinite-lived other intangible asset	4,845	—	4,845	4,432	—	4,432
Total other intangible assets	$252,556	$134,530	$118,026	$248,021	$89,074	$158,947
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $42.1 million, $17.8 million and $16.5 million in 2020, 2019 and 2018, respectively. The estimated annual future amortization expense is $12.4 million, $11.9 million, $11.3 million, $10.0 million and $8.5 million in 2021, 2022, 2023, 2024 and 2025, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The increase in amortization expense in 2020, and decrease in forecasted amortization expense in future years, were due to the acceleration of amortization expense related to our Diversified Silicone Products, Inc. (DSP) customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by

December 31, 2020. As part of our ongoing assessment of the useful lives of our definite-lived other intangible assets, we reviewed the deterioration of our DSP business and identified significant customer attrition, a sustained substantial decrease in net sales, as well as the planned phase-out of the DSP trademark and trade name by December 2020. Based on these events and circumstances, we concluded an adjustment to the remaining useful lives of our DSP customer relationships and trademarks and trade names definite-lived other intangible assets was warranted.
The weighted average amortization period as of December 31, 2020, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	6.10
Technology	3.90
Trademarks and trade names	4.85
Covenants not to compete	1.27
Total definite-lived other intangible assets	5.45

Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars and shares in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income	$49,990	$47,319	$87,651
Denominator:
Weighted average shares outstanding - basic	18,681	18,573	18,374
Effect of dilutive shares	25	140	285
Weighted average shares outstanding - diluted	18,706	18,713	18,659
Basic earnings per share	$2.68	$2.55	$4.77
Diluted earnings per share	$2.67	$2.53	$4.70
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For 2020, 2019, and 2018, 8,454, 20,520 and 36,642 shares were excluded, respectively.
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
Shares of capital stock reserved for possible future issuance were as follows:

	As of December 31,
	2020	2019
Shares reserved for issuance under outstanding restricted stock unit awards	324,260	315,571
Deferred compensation to be paid in stock, including deferred stock units	12,715	7,681
Additional shares reserved for issuance under Rogers Corporation 2019 Long-Term Equity Compensation Plan	918,809	1,063,920
Shares reserved for issuance under the Rogers Corporation Global Stock Ownership Plan for Employees	78,678	91,670
Total	1,334,462	1,478,842

Equity Compensation
Performance-Based Restricted Stock Units
As of December 31, 2020, we had performance-based restricted stock units from 2020, 2019 and 2018 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
Below were the assumptions used in the Monte Carlo calculation for each material award granted in 2020, 2019 and 2018:

	February 12, 2020	June 3, 2019	February 7, 2019	September 17, 2018	February 8, 2018
Expected volatility	41.0%	39.7%	36.7%	36.6%	34.8%
Expected term (in years)	2.9	2.6	2.9	3.0	3.0
Risk-free interest rate	1.41%	1.78%	2.43%	2.85%	2.28%
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
A summary of activity of the outstanding performance-based restricted stock units for 2020, 2019 and 2018 is presented below:

	2020		2019		2018
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	106,943	$161.33	142,434	$110.19	169,202	$97.16
Awards granted	87,244	131.99	112,160	114.22	75,760	163.55
Stock issued	(75,486)	111.54	(135,032)	69.10	(81,230)	131.72
Awards forfeited	(7,642)	179.89	(12,619)	152.22	(21,298)	114.40
Awards outstanding as of December 31	111,059	$170.84	106,943	$161.33	142,434	$110.19
We recognized $5.8 million, $5.0 million and $4.4 million of compensation expense related to performance-based restricted stock units for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $7.6 million of total unrecognized compensation cost related to unvested performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 0.8 years.
Time-Based Restricted Stock Units
As of December 31, 2020, we had time-based restricted stock unit awards from 2020, 2019 and 2018 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of the Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for 2020, 2019 and 2018 is presented below:

	2020		2019		2018
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	101,685	$122.68	117,476	$116.10	173,331	$69.10
Awards granted	58,807	116.87	62,115	126.92	46,810	143.93
Stock issued	(50,868)	111.16	(68,111)	81.53	(82,921)	84.92
Awards forfeited	(7,482)	122.87	(9,795)	116.52	(19,744)	112.06
Awards outstanding as of December 31	102,142	$120.16	101,685	$122.68	117,476	$116.10
We recognized $6.0 million, $5.8 million and $5.6 million of compensation expense related to time-based restricted stock units for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $7.5 million of total unrecognized compensation cost related to unvested time-based restricted stock units. That cost is expected to be recognized over a weighted average period of 0.9 years.
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
A summary of activity of the outstanding deferred stock units for 2020, 2019 and 2018 is presented below:

	2020		2019		2018
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	7,150	$170.89	8,400	$108.86	9,250	$109.48
Awards granted	10,400	108.88	5,950	183.40	8,400	108.86
Stock issued	(5,100)	183.40	(7,200)	108.86	(9,250)	109.48
Awards outstanding as of December 31	12,450	$113.96	7,150	$170.89	8,400	$108.86
We recognized compensation expense related to deferred stock units of $1.1 million, $1.1 million and $0.9 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
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
All obligations under the Third Amended Credit Agreement were guaranteed by each of our existing and future material domestic subsidiaries, as defined in the Third Amended Credit Agreement (the Guarantors). The obligations were also secured by a Third Amended and Restated Pledge and Security Agreement, dated as of February 17, 2017, entered into by us and the Guarantors which grante to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Guarantors. These assets included, but were not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries. All revolving loans were due on the maturity date, February 17, 2022.
Borrowings under the Third Amended Credit Agreement could have been made as alternate base rate loans or euro-currency loans. Alternate base rate loans bore interest that included a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate was the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) Rate in effect on such day plus ½ of 1.0% and (c) the adjusted LIBOR for a one month interest period in dollars on such day (or if such day was not a business day, the immediately preceding business day)

plus 1.0%. Euro-currency loans bore interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Third Amended Credit Agreement, we were required to pay a quarterly fee of 20 to 30 basis points (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Third Amended Credit Agreement.
The Third Amended Credit Agreement contained customary representations, warranties, covenants, mandatory prepayments and events of default under which our payment obligations could have been accelerated. If an event of default occurred, the lenders could have, among other things, terminated their commitments and declared all outstanding borrowings to be immediately due and payable together with accrued interest and fees. The financial covenants included requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to an election to increase the maximum leverage ratio to 3.50 to 1.00 for three fiscal quarters in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00.
The Third Amended Credit Agreement generally permitted us to pay cash dividends to our shareholders, provided that (i) no default or event of default had occurred and was continuing or would result from the dividend payment and (ii) our leverage ratio did not exceed 2.75 to 1.00. If our leverage ratio exceeded 2.75 to 1.00, we could nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default had occurred and was continuing or would result from the payments.
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
Borrowings under the Fourth Amended Credit Agreement can be made as alternate base rate loans or euro-currency loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate is the greatest of (a) the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1%, and (c) the adjusted LIBOR for a one month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of December 31, 2020, the spread was 162.5 basis points.
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
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2020.
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
We borrowed $150.0 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility given current uncertainty in the global markets resulting from the COVID-19 pandemic, during the three months ended March 31, 2020. We did not borrow anything further under our revolving credit facility for the year ended December 31, 2020. We were not required to make any quarterly principal payments under the Third Amended Credit Agreement, nor are we required to make any quarterly principal payments under the Fourth Amended Credit Agreement, however, we made discretionary principal payments totaling $248.0 million, $105.5 million and $5.0 million on our revolving credit facility in 2020, 2019 and 2018, respectively. We had $25.0 million in outstanding borrowings under our revolving credit facility as of December 31, 2020.
We incurred interest expense on our outstanding debt, net of the impacts of our interest rate swap, of $6.5 million, $7.2 million, and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. We incurred an unused commitment fee of $0.7 million for the year ended December 31, 2020, and $0.6 million for the years ended December 31, 2019 and 2018, respectively.
We had $2.3 million and $1.2 million of outstanding line of credit issuance costs as of December 31, 2020 and 2019, respectively, which will be amortized over the life of the Fourth Amended Credit Agreement. We recorded amortization expense of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to these deferred costs.
Note 10 – Leases
Finance Leases
We have a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. Our finance lease obligation related to this facility was $4.5 million as of both December 31, 2020 and 2019. The finance lease right-of-use asset balance for this facility was $6.5 million and $6.3 million as of December 31, 2020 and 2019, respectively. Accumulated amortization related to our finance lease right-of-use assets was $4.5 million and $3.8 million as of December 31, 2020 and 2019, respectively. All other finance lease obligations, finance lease right-of-use assets and accumulated amortization were cumulatively immaterial as of December 31, 2020 and 2019.
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the consolidated statements of operations, was immaterial for each of the years ended December 31, 2020 and 2019. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the consolidated statements of operations, was immaterial for each of the years ended December 31, 2020 and 2019. Payments made on the principal portion of our finance lease obligations were immaterial for each of the years ended December 31, 2020 and 2019.
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
Our expenses and payments for operating leases were as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Operating leases expense	$3,257	$3,119	$3,850
Short-term leases expense	$464	$192	$112
Payments on operating lease obligations	$2,893	$2,967	$3,850

Our assets and liabilities balances related to finance and operating leases reflected in the consolidated statements of financial position, were as follows:

		As of December 31,
(Dollars in thousands)	Financial Statement Line Item	2020	2019
Finance lease right-of-use assets	Property, plant and equipment, net	$7,017	$6,280
Operating lease right-of-use assets	Other long-term assets	$4,216	$4,656

Finance lease obligations, current portion	Other accrued liabilities	$4,755	$400
Finance lease obligations, non-current portion	Other long-term liabilities	$322	$4,140
Total finance lease obligations		$5,077	$4,540

Operating lease obligations, current portion	Other accrued liabilities	$2,275	$2,343
Operating lease obligations, non-current portion	Other long-term liabilities	$2,219	$2,334
Total operating lease obligations		$4,494	$4,677
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of December 31, 2020:

	Finance	Operating
(Dollars in thousands)	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2021	4,787	2,435	(93)	2,342
2022	194	1,513	(101)	1,412
2023	187	788	(65)	723
2024	—	299	(40)	259
Thereafter	—	42	(37)	5
Total lease payments	5,168	5,077	(336)	4,741
Less: Interest	(91)	(259)	12	(247)
Present Value of Net Future Minimum Lease Payments	$5,077	$4,818	$(324)	$4,494
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	0.8 years	2.5 years
Weighted Average Discount Rate	3.07%	4.57%
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
Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan
Pension and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of December 31, 2019, we had two qualified noncontributory defined benefit pension plans. In June 2020, we completed the remaining settlement efforts for the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)), which had been terminated and substantially settled in late 2019. As of December 31, 2020, only the Union Plan, which was frozen and ceased accruing benefits, remained. There are no plans to terminate the Union Plan.

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
On October 17, 2019, the Chief Executive Officer approved the termination of the Merged Plan. A group annuity contract was purchased with an insurance company for all participants who did not elect a lump sum distribution, for $123.3 million, with an initial cash settlement date of October 24, 2019, and a true-up cash settlement date of June 1, 2020. The insurance company became responsible for administering and paying pension benefit payments effective January 1, 2020.
The lump sum distributions of $38.9 million, were all paid out prior to December 31, 2019. The Merged Plan paid an additional $1.3 million of monthly pension benefit payments subsequent to the annuity purchase date during the transition period ending December 31, 2019.
In addition, we recorded a total non-cash pre-tax settlement charge in connection with the termination of the Merged Plan of $53.2 million during the fourth quarter of 2019, as well as an immaterial non-cash pre-tax settlement benefit during the second quarter of 2020. This net settlement charge amount recognized included the immediate recognition into expense of the related unrecognized losses within “Accumulated other comprehensive loss” on the consolidated statements of financial position as of the plan termination date. The pension settlement charge during the fourth quarter of 2019 and the pension settlement benefit during the second quarter of 2020 were recognized in the “Pension settlement charges” line item in the consolidated statements of operations.
As of December 31, 2020, the remaining pension surplus investment balance was approximately $9.1 million. We plan on using a portion of the funds to pay plan expenses, and moving the remainder funds from the pension trust to a defined contribution plan trust, where they will be used to fund certain employer contributions and pay plan expenses. On July 27, 2020, we transferred $7.4 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan, a 401(k) plan for domestic employees.
Plan Assets and Plan Benefit Obligations
The following table summarizes the change in plan benefit obligations and changes in plan assets:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2020	2019	2020	2019
Change in plan benefit obligations:
Benefit obligation as of January 1	$30,300	$172,608	$1,599	$1,803
Service cost		—	56	61
Interest cost	908	5,641	40	59
Actuarial (gain) loss	491	23,797	—	(51)
Benefit payments	(1,647)	(9,262)	(192)	(273)
Pension settlements	237	(162,484)	—	—
Benefit obligation as of December 31	$30,289	$30,300	$1,503	$1,599
Change in plan assets:
Fair value of plan assets as of January 1	$42,835	$191,652	$—	$—
Actual return on plan assets	3,615	22,888	—	—
Employer contributions	—	41	192	273
Benefit payments	(1,647)	(9,262)	(192)	(273)
Transfer related to plan termination	(9,744)	—	—	—
Pension settlements	237	(162,484)	—	—
Fair value of plan assets as of December 31	$35,296	$42,835	$—	$—

Amount overfunded (underfunded)	$5,007	$12,535	$(1,503)	$(1,599)

The decreases in our plan benefit obligations in 2020 and 2019 were primarily driven by benefit payments, partially offset by interest costs, actuarial losses and the termination and settlement of our Merged Plan benefit obligations.
Our pension-related balances reflected in the consolidated statements of financial position consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
(Dollars in thousands)	2020	2019	2020	2019
Assets & Liabilities:
Non-current assets	$5,278	$12,790	$—	$—
Current liabilities	(14)	(5)	(148)	(282)
Non-current liabilities	(257)	(250)	(1,355)	(1,317)
Net assets (liabilities)	$5,007	$12,535	$(1,503)	$(1,599)
Accumulated Other Comprehensive Loss:
Net actuarial (loss) gain	$(11,171)	$(13,085)	$119	$54
Prior service benefit	—	—	97	209
Accumulated other comprehensive (loss) income	$(11,171)	$(13,085)	$216	$263
The projected benefit obligation (PBO), accumulated benefit obligation (ABO), and fair value of plan assets for the pension plan with a PBO or ABO in excess of its plan assets were immaterial as of December 31, 2020 and 2019.
The PBO, ABO, and fair value of plan assets for the pension plan with plan assets in excess of its PBO or ABO were $30.0 million, $30.0 million and $35.3 million, respectively, as of December 31, 2020. The PBO, ABO, and fair value of plan assets for the pension plans with plan assets in excess of their PBO or ABO were $30.0 million, $30.0 million and $42.8 million, respectively, as of December 31, 2019.
The PBO and ABO of plan assets for the other postretirement benefit plans with a PBO or ABO in excess of plan assets were both $1.5 million as of December 31, 2020. The PBO and ABO of plan assets for the other postretirement benefit plans with a PBO or ABO in excess of plan assets were both $1.6 million as of December 31, 2019. The other postretirement benefit plans did not have any plan assets as of December 31, 2020 or 2019.
Components of Net Periodic Benefit Cost (Credit)
The components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2020	2019	2018
Service cost		$—	$—	$56	$61	$73
Interest cost	908	5,641	6,758	40	59	62
Expected return of plan assets	(1,574)	(6,932)	(8,662)	—	—	—
Amortization of prior service credit	—	—	—	(112)	(1,011)	(1,602)
Amortization of net loss (gain)	427	1,514	1,828	—	—	—
Settlement charge	(63)	53,213	—	—	—	—
Net periodic benefit cost (credit)	$(302)	$53,436	$(76)	$(16)	$(891)	$(1,467)
Plan Assumptions

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Weighted average assumptions used in benefit obligations:
Discount rate	2.50%	3.25%	1.75%	2.75%
Weighted average assumptions used in net periodic benefit costs:
Discount rate	3.25%	4.25%	2.75%	3.75%
Expected long-term rate of return on assets	4.53%	4.69%	—%	—%
For measurement purposes as of December 31, 2020, we assumed an annual health care cost trend rate of 6.50% for covered health care benefits for retirees pre-age 65 or post-age 65. The rate was assumed to decrease gradually by 0.25% annually until reaching 4.50% and remain at that level thereafter. For measurement purposes as of December 31, 2019, we assumed an annual health care cost trend rate of 6.75% for covered health care benefits for retirees pre-age 65 or post-age 65.
Our pension plan assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. In managing these assets and our investment strategy, we consider future cash contributions to the plan as well as the potential of the portfolio underperforming the market. We set asset allocation target ranges based on current funding status and future projections in order to mitigate the portfolio performance risk while maintaining its funded status. Fixed income securities comprise a substantial percentage of our plan assets portfolio. As of December 31, 2020, we held approximately 90% fixed income and short-term cash securities and 10% equity securities in our portfolio, compared to December 31, 2019 when we held approximately 92% fixed income and short-term cash securities and 8% equity securities.
In determining our investment strategy and calculating the net benefit cost, we utilized an expected long-term rate of return on plan assets, which was developed based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, as well as the plan’s current asset composition. To justify our assumptions, we analyzed certain data points related to portfolio performance. Based on the historical returns and the projected future returns, we determined that a target return of 4.53% is appropriate for the current portfolio.
The following table presents the fair value of the pension plan net assets by asset category and level, within the fair value hierarchy, as of December 31, 2020 and 2019.

	Fair Value of Plan Assets as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$29,896	$—	$29,896
Mutual funds	3,535	—	—	3,535
Pooled separate accounts	—	518	—	518
Guaranteed deposit account	—	—	1,347	1,347
Total plan assets at fair value	$3,535	$30,414	$1,347	$35,296

	Fair Value of Plan Assets as of December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$27,704	$—	$27,704
Mutual funds	3,277	—	—	3,277
Pooled separate accounts	—	10,516	—	10,516
Guaranteed deposit account	—	—	1,338	1,338
Total plan assets at fair value	$3,277	$38,220	$1,338	$42,835
The following table presents a summary of changes in the fair value of the guaranteed deposit account’s Level 3 assets for the year ended December 31, 2020:

Guaranteed Deposit Account
Balance as of January 1, 2020	$1,338
Change in unrealized gain (loss)	34
Purchases, sales, issuances and settlements (net)	(25)
Balance as of December 31, 2020	$1,347
Cash Flows
We were not required to make any contributions to our qualified noncontributory defined benefit pension plans in 2020 and 2019. We made a voluntary contribution of $25.0 million to the Merged Plan in 2018 as part of the proposed plan termination process. We made expected benefit payments for our defined benefit pension plans, as well as substantially settled the Merged Plan benefit obligations, through the utilization of plan assets for the funded pension plans in 2020 and 2019. As there is no funding requirement for the other postretirement benefit plans, we funded benefit payments, which were immaterial in 2020 and 2019, as incurred using cash from operations.
The benefit payments are based on the same assumptions used to measure our benefit obligations as of December 31, 2020. The following table sets forth the expected benefit payments to be paid for the pension plans and the other postretirement benefit plans:

	Pension Benefits	Other Postretirement Benefits
2021	$1,808	$148
2022	$1,758	$114
2023	$1,778	$130
2024	$1,770	$122
2025	$1,801	$150
2026-2030	$8,570	$763
Employee Savings and Investment Plan
We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. Employees can defer an amount they choose, up to the annual IRS limit of $19,000. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. We match each eligible employee’s annual pre-tax contributions at a rate of 100% for the first 1% of the employee’s salary and 50% for the next 5% of each employee’s salary for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $4.9 million in 2020, $4.4 million in 2019 and $5.6 million in 2018.
Note 12 – Commitments and Contingencies
Environmental & Legal
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred aggregate remediation costs of $1.7 million through December 31, 2020, and the accrual for future remediation efforts is $0.9 million.
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
The following table summarizes the change in number of asbestos claims outstanding during 2020 and 2019:

	2020	2019
Claims outstanding as of January 1	592	745
New claims filed	115	251
Pending claims concluded*	(146)	(404)
Claims outstanding as of December 31	561	592
* For the year ended December 31, 2020, 126 claims were dismissed and 20 claims were settled. For the year ended December 31, 2019, 373 claims were dismissed and 31 claims were settled. Settlements totaled approximately $5.4 million for the year ended December 31, 2020, compared to $5.0 million for the year ended December 31, 2019.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and for the years ended December 31, 2020 and December 31, 2019, we paid $0.4 million and $0.7 million, respectively, related to such costs.
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
Changes recorded in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage, result in the recognition of expense or income. For the year ended December 31, 2020, we recognized income of $0.7 million, and for the years ended December 31, 2019 and 2018 expense of $1.7 million and $0.7 million, respectively. The benefit recognized in 2020 was primarily due to a favorable change in the defense cost assumptions. The expense recognized in 2019 was primarily due to an unfavorable change in the defense cost assumptions and the inclusion of non-mesothelioma cases in the cost projections, partially offset by a corresponding favorable change in our insurance recovery expectations. The expense recognized in 2018 was primarily due to an unfavorable change in the defense cost assumptions.
Our projected asbestos-related claims and insurance receivables were as follows:

	As of December 31,
(Dollars in millions)	2020	2019
Asbestos-related liabilities	$73.2	$85.9
Asbestos-related insurance receivables	$66.8	$78.3
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
Note 13 – Income Taxes
The “Income before income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in thousands)	2020	2019	2018
Domestic	$(4,371)	$(18,711)	$14,381
International	72,905	73,837	96,208
Total	$68,534	$55,126	$110,589

The “Income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in thousands)	Current	Deferred	Total
2020
Domestic	$5,340	$(11,012)	$(5,672)
International	26,610	(2,394)	24,216
Total	$31,950	$(13,406)	$18,544

2019
Domestic	$3,372	$(16,827)	$(13,455)
International	21,984	(722)	21,262
Total	$25,356	$(17,549)	$7,807

2018
Domestic	$(341)	$(3,007)	$(3,348)
International	26,604	(318)	26,286
Total	$26,263	$(3,325)	$22,938
Deferred tax assets and liabilities as of December 31, 2020 and 2019, were comprised of the following:

(Dollars in thousands)	2020	2019
Deferred tax assets
Accrued employee benefits and compensation	$6,199	$5,730
Tax loss and credit carryforwards	17,644	17,761
Reserves and accruals	6,581	5,996
Operating leases	665	904
Capitalized research and development	14,167	11,343
Other	1,824	2,210
Total deferred tax assets	47,080	43,944
Less deferred tax asset valuation allowance	(9,250)	(14,625)
Total deferred tax assets, net of valuation allowance	37,830	29,319
Deferred tax liabilities
Depreciation and amortization	10,282	15,368
Postretirement benefit obligations	2,001	1,719
Unremitted earnings	2,426	1,624
Operating leases	714	908
Other	2,115	1,803
Total deferred tax liabilities	17,538	21,422
Net deferred tax asset (liability)	$20,292	$7,897
As of December 31, 2020, we had state net operating loss carryforwards ranging from $0.2 million to $4.7 million in various state taxing jurisdictions, which expire between 2022 and 2039 and approximately $8.4 million of credit carryforwards in Arizona, which will expire between 2021 and 2035. We also had $5.8 million of federal research and development (R&D) credit carryforwards that begin to expire in 2031. We believe that it is more likely than not that the benefit from certain of the state net operating loss, state R&D credits carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $8.0 million relating to these carryforwards. We currently have approximately $2.2 million of foreign tax credits that begin to expire in 2030.
We had a valuation allowance of $9.3 million as of December 31, 2020 and $14.6 million as of December 31, 2019, against certain of our deferred tax assets, primarily carryforwards expected to expire unused and deferred tax assets that are capital in nature. No valuation allowance has been provided on our other deferred tax assets, as we believe it is more likely than not that all such assets will be realized in the applicable jurisdictions. In 2020, we released the valuation allowance of $5.3 million previously established against our R&D credit carryforwards as a result of our updated analysis, including current year utiliziation and updated future utilization. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards in the respective jurisdictions or entities. Differences between forecasted and actual future operating results or changes in carryforward periods could adversely impact the amount of deferred tax asset considered realizable.
Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes. The reasons for this difference were as follows:

(Dollars in thousands)	2020	2019	2018
Tax expense at Federal statutory income tax rate	$14,392	$11,576	$23,224
Impact of foreign operations	1,193	107	826
Foreign source income, net of tax credits	1,050	(2,248)	(197)
State tax, net of federal	(313)	(690)	121
Unrecognized tax benefits	5,800	543	(869)
U.S. Tax Reform	—	—	209
Equity compensation excess tax deductions	(791)	(2,902)	(2,238)
General business credits	(931)	(656)	(2,172)
Distribution related foreign taxes	2,332	1,240	1,916
Executive compensation limitation	900	589	801
Valuation allowance change (excluding U.S. Tax Reform)	(5,375)	(2,527)	602
Disproportionate tax effect of pension settlement charges	—	2,510	—
Other	287	265	715
Income tax expense (benefit)	$18,544	$7,807	$22,938
Our effective income tax rate for 2020 was 27.1% compared to 14.2% for 2019. The 2020 rate increase was primarily due to the increase in current year accruals of reserves for uncertain tax positions, the decrease in foreign tax credits available to offset foreign source income, the decrease in excess tax deductions on stock-based compensation and higher tax impact on unremitted foreign earnings and profits, partially offset by the beneficial impact of changes in valuation allowance related to R&D credits and pre-tax mix across jurisdictions with disparate tax rates.
We did not make any changes in 2020 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain Chinese subsidiaries, we continue to assert that historical foreign earnings are indefinitely reinvested. As of December 31, 2020 and 2019, we had recorded a deferred tax liability of $2.4 million and $1.6 million, respectively, for Chinese withholding tax on undistributed earnings that are not indefinitely reinvested. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest their undistributed earnings and we estimate that, if these undistributed earnings are distributed, they may give rise to an estimated $3.8 million of additional tax liabilities. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2020 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
Unrecognized tax benefits, excluding potential interest and penalties, for the years ended December 31, 2020 and December 31, 2019, were as follows:

(Dollars in thousands)	2020	2019
Beginning balance as of January 1	$10,217	$9,801
Gross increases - current period tax positions	5,417	3,139
Gross increases - tax positions in prior periods	46	—
Gross decreases - tax positions in prior periods	—	—
Foreign currency exchange	8	—
Lapse of statute of limitations	—	(2,723)
Ending balance as of December 31	$15,688	$10,217
Included in the balance of unrecognized tax benefits as of December 31, 2020 were $15.3 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefit as of December 31, 2020 were $0.4 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognized interest accrued related to unrecognized tax benefit as income tax expense. Related to the unrecognized tax benefits noted above, as of December 31, 2020 and 2019, we had accrued potential interest and penalties of approximately $1.2 million and $0.7 million, respectively. We have recorded a net income tax expense of $0.5 million during December 31, 2020 and net income tax expense of $0.2 million during 2019.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2016 through 2020 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2016.
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
Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2020
Net sales - recognized over time	$902	$10,614	$189,140	$14,451	$215,107
Net sales - recognized at a point in time	$267,797	$317,563	$840	$1,276	$587,476
Total net sales	$268,699	$328,177	$189,980	$15,727	$802,583
Operating income (loss)	$38,202	$30,817	$(6,179)	$4,494	$67,334
Total assets	$407,667	$504,199	$338,419	$13,720	$1,264,005
Capital expenditures	$11,849	$16,214	$11,840	$482	$40,385
Depreciation & amortization	$13,762	$47,159	$9,831	$673	$71,425
Investment in unconsolidated joint ventures	$—	$15,248	$—	$—	15,248
Equity income in unconsolidated joint ventures	$—	$4,877	$—	$—	$4,877
December 31, 2019
Net sales - recognized over time	$—	$12,687	$197,702	$18,112	$228,501
Net sales - recognized at a point in time	$316,592	$348,916	$833	$3,418	$669,759
Total net sales	$316,592	$361,603	$198,535	$21,530	$898,260
Operating income (loss)	$48,654	$57,080	$(1,437)	$6,184	$110,481
Total assets	$402,398	$569,484	$278,763	$22,536	$1,273,181
Capital expenditures	$22,156	$8,550	$20,191	$700	$51,597
Depreciation & amortization	$18,267	$19,887	$10,260	$748	$49,162
Investment in unconsolidated joint ventures	$—	$16,461	$—	$—	$16,461
Equity income in unconsolidated joint ventures	$—	$5,319	$—	$—	$5,319
December 31, 2018
Net sales - recognized over time	$—	$5,788	$221,896	$16,973	$244,657
Net sales - recognized at a point in time	$294,154	$335,576	$1,442	$3,262	$634,434
Total net sales	$294,154	$341,364	$223,338	$20,235	$879,091
Operating income	$33,827	$52,502	$19,648	$6,734	$112,711
Total assets	$396,075	$588,841	$273,212	$21,216	$1,279,344
Capital expenditures	$61,425	$10,917	$18,051	$156	$90,549
Depreciation & amortization	$20,121	$18,501	$10,640	$811	$50,073
Investment in unconsolidated joint ventures	$—	$18,667	$—	$—	$18,667
Equity income in unconsolidated joint ventures	$—	$5,501	$—	$—	$5,501

Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the years indicated:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2020
United States	$66,411	$128,347	$24,411	$3,679	$222,848
Other Americas	2,639	8,437	304	682	12,062
Total Americas	69,050	136,784	24,715	4,361	234,910
China	115,454	108,161	37,843	2,859	264,317
Other APAC	51,742	43,364	19,088	2,162	116,356
Total APAC	167,196	151,525	56,931	5,021	380,673
Germany	11,452	19,118	59,429	410	90,409
Other EMEA	21,001	20,750	48,905	5,935	96,591
Total EMEA	32,453	39,868	108,334	6,345	187,000
Total net sales	$268,699	$328,177	$189,980	$15,727	$802,583
December 31, 2019
United States	$63,753	$160,918	$31,874	$4,507	$261,052
Other Americas	3,348	9,208	365	913	13,834
Total Americas	67,101	170,126	32,239	5,420	274,886
China	153,127	95,653	40,391	6,086	295,257
Other APAC	60,457	55,402	23,401	2,920	142,180
Total APAC	213,584	151,055	63,792	9,006	437,437
Germany	15,912	13,702	57,761	573	87,948
Other EMEA	19,995	26,720	44,743	6,531	97,989
Total EMEA	35,907	40,422	102,504	7,104	185,937
Total net sales	$316,592	$361,603	$198,535	$21,530	$898,260
December 31, 2018
United States	$52,661	$152,284	$37,325	$4,527	$246,797
Other Americas	3,104	14,453	931	773	19,261
Total Americas	55,765	166,737	38,256	5,300	266,058
China	136,315	101,036	39,781	4,959	282,091
Other APAC	63,318	40,788	28,414	2,892	135,412
Total APAC	199,633	141,824	68,195	7,851	417,503
Germany	18,165	9,907	62,359	584	91,015
Other EMEA	20,591	22,896	54,528	6,500	104,515
Total EMEA	38,756	32,803	116,887	7,084	195,530
Total net sales	$294,154	$341,364	$223,338	$20,235	$879,091
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

We manufacture some products to customer specifications which are customized to such a degree that it is unlikely that another entity would purchase these products or that we could modify these products for another customer. These products are deemed to have no alternative use to us whereby we have an enforceable right to payment evidenced by contractual termination clauses. In accordance with ASC 606, for those circumstances we recognize revenue on an over-time basis. Revenue recognition does not occur until the product meets the definition of “no alternative use” and therefore, items that have not yet reached that point in the production process are not included in the population of items with over-time revenue recognition.
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
Our contract assets by operating segment were as follows:

	As of December 31,
(Dollars in thousands)	2020	2019
Advanced Connectivity Solutions	$750	$—
Elastomeric Material Solutions	887	1,077
Power Electronics Solutions	23,449	19,471
Other	1,489	1,907
Total contract assets	$26,575	$22,455
We did not have any contract liabilities as of December 31, 2020 or 2019. No impairment losses were recognized for the years ended December 31, 2020 or 2019 on any receivables or contract assets arising from our contracts with customers.
Long-Lived Assets by Geographic Area
Our long-lived assets(1) by geographic area were as follows:

	As of December 31,
(Dollars in thousands)	2020	2019
United States	$432,497	$469,234
China	48,850	55,078
Germany	133,168	120,869
Other	46,061	36,942
Total long-lived assets	$660,576	$682,123
(1) Long-lived assets are based on the location of the asset and are comprised of goodwill, other intangible assets and property, plant and equipment. Countries with 10% of more of long-lived assets have been disclosed.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Restructuring charges
Manufacturing footprint optimization	$12,348	$—	$—
Facility consolidation	—	948	1,982
Global headquarters relocation	—	—	550
Restructuring charges	12,348	948	2,532
Impairment charges
Fixed assets impairment charges	587	1,537	1,506
Other impairment charges	52	—	—
Impairment charges	639	1,537	1,506
Total restructuring and impairment charges	$12,987	$2,485	$4,038
Restructuring Charges - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our PES and ACS operating segments, in order to achieve greater cost competitiveness as well as align capacity with end market demand. We expect the majority of the restructuring activities to be completed by the end of the first half of 2021. Severance and related benefits activity related to the manufacturing footprint optimization plan is presented in the table below for the year ended December 31, 2020:

(Dollars in thousands)	Manufacturing Footprint Optimization Restructuring Severance and Related Benefits
Balance as of December 31, 2019	$—
Provisions	11,451
Payments	(819)
Foreign currency translation adjustment	371
Balance as of December 31, 2020	$11,003
Restructuring Charges - Facility Consolidation & Global Headquarters Relocation
In 2018, we made the decision to consolidate our Santa Fe Springs, California operations into our facilities in Carol Stream, Illinois and Bear, Delaware. We recorded $0.9 million and $2.0 million of restructuring charges in 2019 and 2018, respectively, related to the facility consolidation. In 2017, we relocated our global headquarters from Rogers, Connecticut to Chandler, Arizona. We recorded $0.6 million of restructuring charges in 2018 related to the headquarters relocation.
Impairment Charges
We recognized $0.6 million of impairment charges in 2020, primarily related to fixed assets in Belgium pertaining to our ACS operating segment and a building lease in Hungary pertaining to our PES operating segment. We recognized $1.5 million of impairment charges in both 2019 and 2018 pertaining to our ACS operating segment, primarily on certain assets in connection with the Isola USA Corp. (Isola) asset acquisition.

Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Advanced Connectivity Solutions
Allocated restructuring charges	$4,288	$—	$244
Allocated impairment charges	335	1,537	1,506
Elastomeric Material Solutions
Allocated restructuring charges	401	948	2,152
Allocated impairment charges	52	—	—
Power Electronics Solutions
Allocated restructuring charges	7,659	—	136
Allocated impairment charges	252	—	—
Total restructuring and impairment charges	$12,987	$2,485	$4,038
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Lease income	$—	$(989)	$(948)
Depreciation on leased assets	—	1,907	3,512
Loss (gain) on sale or disposal of property, plant and equipment	41	756	(164)
Gain from antitrust litigation settlement	—	—	(4,231)
Indemnity claim settlements from acquisitions	—	(715)	(700)
Economic incentive grants	(145)	—	(556)
Total other operating (income) expense, net	$(104)	$959	$(3,087)
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

Interest Expense, Net
The components of “Interest expense, net” were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest on revolving credit facility	$3,294	$7,378	$6,304
Interest rate swap settlements	3,191	(200)	(247)
Line of credit fees	715	576	573
Debt issuance amortization costs	593	552	552
Interest on finance leases	134	127	172
Interest income	(939)	(1,610)	(804)
Other	147	46	79
Total interest expense, net	$7,135	$6,869	$6,629

Note 16 – Recent Accounting Standards
Recently Issued Standards
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued after reference rate reform. This ASU provides optional expedients and exceptions to accounting under GAAP for contract modifications that replace a reference rate affected by reference rate reform. The amendments in this update were effective as of March 12, 2020 and we may elect to apply the amendments to contract modifications or hedging relationships entered into through December 31, 2022. We adopted this ASU as of the effective date and will utilize the optional expedients to the extent they apply to us. Our revolving credit facility under the Fourth Amended Credit Agreement, which was entered into on October 16, 2020 and references LIBOR, contains certain provisions for alternative reference rates in the event LIBOR becomes unavailable. Additionally, we terminated our interest rate swap, which also referenced LIBOR, on September 30, 2020. As of December 31, 2020, we have no existing contracts or agreements that reference LIBOR, for which there is not an established alternative reference rate in anticipation of the phase out of LIBOR. As a result, we are unlikely to need to apply this guidance in the future.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either the modified retrospective or the retrospective approach. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
Recently Adopted Standards Reflected in Our 2020 Financial Statements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss model with a new expected loss impairment model that applies to certain financial assets measured at amortized cost, including trade and other receivables and contract assets. We adopted this update in January 2020 using the modified-retrospective approach, and it did not have a material impact on our consolidated financial statements.

Note 17 – Quarterly Results of Operations (Unaudited)

	2020
(Dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$198,810	$191,157	$201,944	$210,672
Gross margin	$65,630	$69,969	$75,518	$80,703
Net income	$13,259	$14,520	$7,006	$15,205
Net income per share:
Basic	$0.71	$0.78	$0.37	$0.82
Diluted	$0.71	$0.78	$0.37	$0.81

	2019
(Dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$239,798	$242,852	$221,842	$193,768
Gross margin	$85,394	$85,828	$78,867	$64,203
Net income (loss)	$28,399	$24,293	$23,387	$(28,760)
Net income (loss) per share:
Basic	$1.53	$1.31	$1.26	$(1.55)
Diluted	$1.52	$1.30	$1.25	$(1.55)

Note 18 – Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of December 31, 2020, $49.0 million remained of our $100.0 million share repurchase program. There were no share repurchases in 2020.
We repurchased the following shares of capital stock through the Program, using cash from operations and cash on hand, during the years presented below:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Shares of capital stock repurchased	—	—	23,138
Value of capital stock repurchased	$—	$—	$2,999

Note 19 - Subsequent Event
In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea. The site was safely evacuated and there were no reported injuries; however, there is extensive damage to the manufacturing site. The source of the fire is currently under investigation.
This facility manufactures eSorba® polyurethane foams used in portable electronics and display applications. These operations will be disrupted, but it is too early to determine the expected duration of the disruption.
We acquired the UTIS business in 2010, and we employ approximately 50 people at this site. The UTIS business represented less than 4% of our annual net sales in 2020. The impacts of this event on our results of operations, financial position and cash flows are unknown at this time due to the continuing assessment of the extent of the damage to our manufacturing site, the extent of the disruption to our business and the amounts of potential insurance recoveries.

SCHEDULE II

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Allowance for Credit Losses
December 31, 2020	$1,691	$223	$(232)	$—	$1,682
December 31, 2019	$1,354	$437	$(100)	$—	$1,691
December 31, 2018	$1,525	$189	$(360)	$—	$1,354

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Valuation on Allowance for Deferred Tax Assets
December 31, 2020	$14,625	$(39)	$(5,336)	$—	$9,250
December 31, 2019	$16,889	$656	$(2,920)	$—	$14,625
December 31, 2018	$8,754	$8,135	$—	$—	$16,889

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report included under “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
We are incorporating by reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director: Qualifications and Experience” and “Board of Directors - Meetings of the Board and Committees” in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act. Information with respect to our executive officers is presented in Part I, Item 1 of this report and is hereby incorporated into this Item 10 by reference.
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
Item 11. Executive Compensation
We are incorporating by reference the information with respect to Executive Compensation set forth under the captions “Board of Directors - Directors’ Compensation”, “Board of Directors - Meetings of the Board and Committees”, “Compensation Discussion and Analysis”, “Compensation Discussion and Analysis - Compensation and Organization Committee Report”, “Executive Compensation Tables” and “CEO Pay Ratio” in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2020.

	(a)	(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a)
Equity Compensation Plans Approved by Security Holders
Rogers Corporation 2009 Long-Term Equity Compensation Plan	160,952(1)	—(2)
Rogers Corporation 2019 Long-Term Equity Compensation Plan	175,758(3)	918,809
Rogers Corporation Global Stock Ownership Plan For Employees(4)	—	78,678
Equity Compensation Plans Not Approved by Security Holders
Rogers Corporation Stock Acquisition Program(5)	265	—
Total	336,975	997,487

(1) Consists of 159,752 shares for restricted stock units and 1,200 shares for deferred stock units.
(2) This plan expired in early February 2019.
(3) Consists of 164,508 shares for restricted stock units and 11,250 shares for deferred stock units.
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
We are incorporating by reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the caption “Stock Ownership” in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We are incorporating by reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Party Transactions” and “Board of Directors - Director Independence” in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.
Item 14. Principal Accountant Fees and Services
We are incorporating by reference the information with respect to accountant fees and services set forth under the caption “Fees of Independent Auditor” in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.
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
4.1    Description of Capital Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the 2019 Form 10-K).
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
10.10    Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.10 to the 2019 Form 10-K.**
10.11    Form of Time-Based Restricted Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.11 to the 2019 Form 10-K.**
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
10.14    Amended and Restated Employment Agreement between the Company and Helen Zhang, dated October 7, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2019.**
10.15    Second Amended and Restated Employment Agreement between the Company and Helen Zhang, dated April 13, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2020.
10.16    Rogers Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2014.**
10.17    Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.**

10.18    Form of Participation Agreement for the Company’s U.S.-based named executive officers under the Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.**
10.19    Third Amended and Restated Credit Agreement, dated as of February 17, 2017 among Rogers Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, National Association and Citizens Bank, N.A. as co-syndication agents, and Citibank, N.A. as documentation agent, incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2016.
10.20    Fourth Amended and Restated Credit Agreement dated as of October 16, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2020.
10.21    Form of Director Deferred Stock Unit Award Agreement under the 2009 Plan, incorporated by reference to Exhibit 10.19 to the 2019 Form 10-K.
10.22    Form of Director Deferred Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.20 to the 2019 Form 10-K.
10.23    Letter Agreement between the Company and Peter Williams, dated June 11, 2019 and accepted on June 12, 2019, incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 2019.
10.24    Annual Incentive Compensation Plan, incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on March 24, 2014.
10.25    Form of Time-Based Restricted Stock Unit Award Agreement for Bruce D. Hoechner, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2021.
10.26    Form of Performance-Based Restricted Stock Unit Award Agreement for Bruce D. Hoechner, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2021.
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
101    The following materials from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2020 and 2019; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, 2019 and 2018; (vi) Notes to Consolidated Financial Statements and (vii) Cover Page.
104    The cover page from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101.

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

ROGERS CORPORATION (Registrant)
/s/ Bruce D. Hoechner
Bruce D. Hoechner
President and Chief Executive Officer Principal Executive Officer

February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2021, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Bruce D. Hoechner	/s/ Keith L. Barnes
Bruce D. Hoechner President and Chief Executive Officer Director Principal Executive Officer	Keith L. Barnes Director

/s/ Michael M. Ludwig	/s/ Carol R. Jensen
Michael M. Ludwig Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer	Carol R. Jensen Director

/s/ Mark D. Weaver	/s/ Jeffrey J. Owens
Mark D. Weaver Chief Accounting Officer and Corporate Controller Principal Accounting Officer	Jeffrey J. Owens Director

/s/ Megan Faust	/s/ Ganesh Moorthy
Megan Faust Director	Ganesh Moorthy Director

/s/ Helene Simonet	/s/ Peter C. Wallace
Helene Simonet Director	Peter C. Wallace Director

/s/ Keith R. Larson
Keith R. Larson Director