Form 10-Q
period 2021-06-30
ROGERS CORP
filed 2021-07-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 26, 2021 was 18,729,142.

ROGERS CORPORATION
FORM 10-Q

June 30, 2021
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$234,906	$191,157	$464,171	$389,967
Cost of sales	145,073	121,188	284,839	254,368
Gross margin	89,833	69,969	179,332	135,599

Selling, general and administrative expenses	44,959	41,694	87,372	82,024
Research and development expenses	7,492	7,295	14,664	15,100
Restructuring and impairment charges	747	—	2,253	—
Other operating (income) expense, net	890	(112)	2,105	(92)
Operating income	35,745	21,092	72,938	38,567

Equity income in unconsolidated joint ventures	1,930	1,022	4,111	2,240
Pension settlement charges	—	(55)	—	(55)
Other income (expense), net	1,239	634	4,207	(152)
Interest expense, net	(404)	(1,779)	(1,011)	(2,986)
Income before income tax expense	38,510	20,914	80,245	37,614
Income tax expense	9,855	6,394	20,372	9,835
Net income	$28,655	$14,520	$59,873	$27,779

Basic earnings per share	$1.53	$0.78	$3.20	$1.49
Diluted earnings per share	$1.52	$0.78	$3.18	$1.49

Shares used in computing:
Basic earnings per share	18,729	18,676	18,721	18,673
Diluted earnings per share	18,846	18,681	18,810	18,686
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$28,655	$14,520	$59,873	$27,779

Foreign currency translation adjustment	2,758	5,629	(10,501)	(1,265)
Pension and other postretirement benefits:
Pension settlement benefits, net of tax (Note 4)	—	(48)	—	(48)
Actuarial net gain incurred, net of tax (Note 4)	—	626	—	626
Amortization of loss, net of tax (Note 4)	58	67	121	133
Derivative instrument designated as cash flow hedge:
Change in unrealized gain (loss) before reclassifications, net of tax (Note 4)	—	383	—	(866)
Unrealized gain reclassified into earnings, net of tax (Note 4)	—	(267)	—	(334)
Other comprehensive income (loss)	2,816	6,390	(10,380)	(1,754)
Comprehensive income	$31,471	$20,910	$49,493	$26,025
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$203,945	$191,785
Accounts receivable, less allowance for credit losses of $1,319 and $1,682	157,471	134,421
Contract assets	30,285	26,575
Inventories	110,761	102,360
Prepaid income taxes	2,904	2,960
Asbestos-related insurance receivables, current portion	2,986	2,986
Other current assets	16,773	13,088
Total current assets	525,125	474,175
Property, plant and equipment, net of accumulated depreciation of $363,927 and $365,844	282,543	272,378
Investments in unconsolidated joint ventures	16,904	15,248
Deferred income taxes	25,986	28,667
Goodwill	267,192	270,172
Other intangible assets, net of amortization	111,404	118,026
Pension assets	5,694	5,278
Asbestos-related insurance receivables, non-current portion	63,807	63,807
Other long-term assets	14,821	16,254
Total assets	$1,313,476	$1,264,005
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$53,471	$35,987
Accrued employee benefits and compensation	43,915	41,708
Accrued income taxes payable	5,177	8,558
Asbestos-related liabilities, current portion	3,615	3,615
Other accrued liabilities	20,844	21,641
Total current liabilities	127,022	111,509
Borrowings under revolving credit facility	—	25,000
Pension and other postretirement benefits liabilities	1,658	1,612
Asbestos-related liabilities, non-current portion	69,469	69,620
Non-current income tax	16,930	16,346
Deferred income taxes	9,537	8,375
Other long-term liabilities	12,198	10,788
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,722 and 18,677 shares issued and outstanding	18,722	18,677
Additional paid-in capital	154,330	147,961
Retained earnings	933,565	873,692
Accumulated other comprehensive loss	(29,955)	(19,575)
Total shareholders' equity	1,076,662	1,020,755
Total liabilities and shareholders' equity	$1,313,476	$1,264,005
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating Activities:
Net income	$59,873	$27,779
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,997	25,858
Equity compensation expense	8,394	7,022
Deferred income taxes	3,881	(8,976)
Equity in undistributed income of unconsolidated joint ventures	(4,111)	(2,240)
Dividends received from unconsolidated joint ventures	1,754	1,785
Pension settlement benefits	—	(63)
Pension and other postretirement benefits	(190)	(100)
(Gain) loss on sale or disposal of property, plant and equipment	(682)	53
UTIS fire fixed asset and inventory write-offs	1,211	—
Provision (benefit) for credit losses	(342)	54
Changes in assets and liabilities:
Accounts receivable	(24,609)	(6,623)
Proceeds from insurance/government subsidies related to operations	148	—
Contract assets	(3,710)	3,174
Inventories	(10,527)	7,910
Pension and postretirement benefit contributions	(151)	(244)
Other current assets	(3,767)	414
Accounts payable and other accrued expenses	14,547	(6,129)
Other, net	3,490	5,285
Net cash provided by operating activities	66,206	54,959

Investing Activities:
Capital expenditures	(21,415)	(18,150)
Proceeds from the sale of property, plant and equipment, net	714	—
Net cash used in investing activities	(20,701)	(18,150)

Financing Activities:
Proceeds from borrowings under revolving credit facility	—	150,000
Repayment of debt principal and finance lease obligations	(29,652)	(50,193)
Payments of taxes related to net share settlement of equity awards	(2,684)	(5,029)
Proceeds from issuance of shares to employee stock purchase plan	704	664
Net cash (used in) provided by financing activities	(31,632)	95,442

Effect of exchange rate fluctuations on cash	(1,713)	(358)

Net increase in cash and cash equivalents	12,160	131,893
Cash and cash equivalents at beginning of period	191,785	166,849
Cash and cash equivalents at end of period	$203,945	$298,742

Supplemental Disclosures:
Accrued capital additions	$7,403	$4,144
Cash paid during the year for:
Interest, net of amounts capitalized	$964	$3,311
Income taxes	$18,036	$15,644
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Capital Stock
Balance, beginning of period	$18,712	$18,662	$18,677	$18,577
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	6	28	85
Shares issued for employee stock purchase plan	—	—	7	6
Shares issued to directors	10	—	10	—
Balance, end of period	18,722	18,668	18,722	18,668
Additional Paid-In Capital
Balance, beginning of period	150,004	137,235	147,961	138,526
Shares issued for vested restricted stock units, net of shares withheld for taxes	(52)	(38)	(2,712)	(5,114)
Shares issued for employee stock purchase plan	—	—	697	658
Shares issued to directors	(10)	—	(10)	—
Equity compensation expense	4,388	3,895	8,394	7,022
Balance, end of period	154,330	141,092	154,330	141,092
Retained Earnings
Balance, beginning of period	904,910	836,961	873,692	823,702
Net income	28,655	14,520	59,873	27,779
Balance, end of period	933,565	851,481	933,565	851,481
Accumulated Other Comprehensive Loss
Balance, beginning of period	(32,771)	(55,049)	(19,575)	(46,905)
Other comprehensive income (loss)	2,816	6,390	(10,380)	(1,754)
Balance, end of period	(29,955)	(48,659)	(29,955)	(48,659)
Total Shareholders’ Equity	$1,076,662	$962,582	$1,076,662	$962,582
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

	Available-for-Sale Investment at Fair Value as of June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$5,334	$2,391	$—	$7,725

	Available-for-Sale Investment at Fair Value as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$6,706	$2,400	$—	$9,106
(1) This balance was invested in funds comprised of short-term cash and fixed income securities, and was recorded in the “Other long-term assets” line item in the condensed consolidated statements of financial position. As of June 30, 2021, the fair value of these investments approximated its carrying value.

From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts and copper derivative contracts. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(72)	$—	$(72)
Copper derivative contracts	$—	$4,840	$—	$4,840

	Derivative Instruments at Fair Value as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(130)	$—	$(130)
Copper derivative contracts	$—	$4,785	$—	$4,785
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
Foreign Currency
During the three months ended June 30, 2021, we entered into U.S. dollar, euro, and Korean won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.

As of June 30, 2021, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$19,919,008
KRW/USD	₩	10,170,000,000
EUR/USD		€10,049,732
Commodity
As of June 30, 2021, we had 10 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2021, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
July 2021 - September 2021	222 metric tons per month
October 2021 - December 2021	222 metric tons per month
January 2022 - March 2022	213 metric tons per month
April 2022 - June 2022	168 metric tons per month
Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended		Six Months Ended
(Dollars in thousands)	Financial Statement Line Item	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(400)	$(27)	$(1,222)	$(555)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$1,313	$964	$3,860	$(171)
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$—	$173	$—	$(1,517)

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Derivative Instrument Designated as Cash Flow Hedge(2)	Total
Balance as of December 31, 2020	$(10,571)	$(9,004)	$—	$(19,575)
Other comprehensive income (loss) before reclassifications	(10,501)	—	—	(10,501)
Amounts reclassified from accumulated other comprehensive loss	—	121	—	121
Net current-period other comprehensive income (loss)	(10,501)	121	—	(10,380)
Balance as of June 30, 2021	$(21,072)	$(8,883)	$—	$(29,955)

Balance as of December 31, 2019	$(35,478)	$(10,455)	$(972)	$(46,905)
Other comprehensive income (loss) before reclassifications	(1,265)	626	(866)	(1,505)
Amounts reclassified from accumulated other comprehensive loss	—	85	(334)	(249)
Net current-period other comprehensive income (loss)	(1,265)	711	(1,200)	(1,754)
Balance as of June 30, 2020	$(36,743)	$(9,744)	$(2,172)	$(48,659)
(1) Net of taxes of $1,923 and $1,951 as of June 30, 2021 and December 31, 2020, respectively. Net of taxes of $2,172 and $2,368 as of June 30, 2020 and December 31, 2019, respectively.
(2) Net of taxes of $0 as of both June 30, 2021 and December 31, 2020. Net of taxes of $598 and $282 as of June 30, 2020 and December 31, 2019, respectively.
Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Raw materials	$53,904	$44,976
Work-in-process	27,950	25,291
Finished goods	28,907	32,093
Total inventories	$110,761	$102,360
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2020	$124,927	$143,021	$2,224	$270,172
Foreign currency translation adjustment	(2,400)	(580)	—	$(2,980)
June 30, 2021	$122,527	$142,441	$2,224	$267,192

Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$150,219	$74,661	$75,558	$150,863	$72,014	$78,849
Technology	80,478	53,235	27,243	83,469	53,540	29,929
Trademarks and trade names	12,013	8,509	3,504	12,039	8,149	3,890
Covenants not to compete	1,340	928	412	1,340	827	513
Total definite-lived other intangible assets	244,050	137,333	106,717	247,711	134,530	113,181
Indefinite-lived other intangible asset	4,687	—	4,687	4,845	—	4,845
Total other intangible assets	$248,737	$137,333	$111,404	$252,556	$134,530	$118,026
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $3.1 million and $7.6 million for the three months ended June 30, 2021 and 2020, respectively, and $6.3 million and $11.2 million for the six months ended June 30, 2021 and 2020, respectively. The estimated future amortization expense is $6.2 million for the remainder of 2021 and $11.9 million, $11.3 million, $10.0 million and $8.5 million for 2022, 2023, 2024 and 2025, respectively.
The weighted average amortization period as of June 30, 2021, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.5 years
Technology	3.8 years
Trademarks and trade names	4.9 years
Covenants not to compete	1.0 years
Total definite-lived other intangible assets	6.4 years
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income	$28,655	$14,520	$59,873	$27,779
Denominator:
Weighted-average shares outstanding - basic	18,729	18,676	18,721	18,673
Effect of dilutive shares	117	5	89	13
Weighted-average shares outstanding - diluted	18,846	18,681	18,810	18,686
Basic earnings per share	$1.53	$0.78	$3.20	$1.49
Diluted earnings per share	$1.52	$0.78	$3.18	$1.49
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended June 30, 2021 and 2020, 1,769 shares and 55,961 shares were excluded, respectively.

Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of June 30, 2021, we had performance-based restricted stock units from 2021, 2020 and 2019 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
A summary of activity of the outstanding performance-based restricted stock units for the six months ended June 30, 2021 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2020	111,059
Awards granted	39,955
Stock issued	—
Awards cancelled	(34,020)
Awards outstanding as of June 30, 2021	116,994
We recognized $1.1 million and $1.3 million of compensation expense for performance-based restricted stock units for the three months ended June 30, 2021 and 2020, respectively. We recognized $3.2 million and $2.7 million of compensation expense for performance-based restricted stock units for the six months ended June 30, 2021 and 2020, respectively.
Time-Based Restricted Stock Units
As of June 30, 2021, we had time-based restricted stock unit awards from 2021, 2020, 2019 and 2018 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the six months ended June 30, 2021 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2020	102,142
Awards granted	46,998
Stock issued	(44,037)
Awards cancelled	(5,450)
Awards outstanding as of June 30, 2021	99,653
We recognized $1.9 million and $1.5 million of compensation expense for time-based restricted stock units for the three months ended June 30, 2021 and 2020, respectively. We recognized $3.7 million and $3.1 million of compensation expense for performance-based restricted stock units for the six months ended June 30, 2021 and 2020, respectively.
Chief Executive Officer’s 2021 Equity Award Grants
The terms of the performance-based and time-based restricted stock unit awards granted to our Chief Executive Officer (CEO), Bruce Hoechner, in February 2021 were modified from the standard language provisions from prior year awards to allow for accelerated vesting of the full awards provided certain criteria are met. Accounting Standards Codification (ASC) Topic 718: Compensation—Stock Compensation requires companies that allow for accelerated vesting of employees’ unvested equity upon retirement to recognize the expense from the date of grant to the date the employee becomes eligible to retire – regardless of whether or not the employee actually retires when he or she is eligible to retire. As a result, the $4.0 million of expense related to the awards granted on February 10, 2021 to our CEO, which provide for immediate vesting upon retirement, will be expensed from the date of the grant, February 10, 2021, through his retirement eligibility date, November 9, 2021.
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
A summary of activity of the outstanding deferred stock units for the six months ended June 30, 2021 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2020	12,450
Awards granted	6,450
Stock issued	(9,400)
Awards outstanding as of June 30, 2021	9,500
We recognized $1.2 million of compensation expense related to deferred stock units for the three and six months ended June 30, 2021, and $1.0 million of compensation expense for the three and six months ended June 30, 2020.

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
Borrowings under the Fourth Amended Credit Agreement can be made as alternate base rate loans or euro-currency loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate is the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York rate in effect on such day plus ½ of 1%, and (c) the adjusted LIBOR for a one month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio on June 30, 2021, the spread was 162.5 basis points.
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
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2021.
We did not borrow anything under the Fourth Amended Credit Agreement for the three and six months ended June 30, 2021. During the three months ended March 31, 2020, we borrowed $150.0 million under the Third Amended Credit Agreement (prior to its restatement) as a precautionary measure in order to increase our cash position and preserve financial flexibility given current uncertainty in the global markets resulting from the COVID-19 pandemic. We did not borrow anything further for the three months ended June 30, 2020. We are not required to make any quarterly principal payments under the Fourth Amended Credit Agreement. However, we made $4.0 million and $25.0 million of discretionary principal payments on our revolving credit facility for the three and six months ended June 30, 2021, respectively, and we made $50.0 million of discretionary principal payments for both of the three and six month periods ended June 30, 2020.
We had no outstanding borrowings under our revolving credit facility as of June 30, 2021, and $25.0 million as of December 31, 2020. We had $2.0 million and $2.3 million of outstanding line of credit issuance costs as of June 30, 2021 and December 31, 2020, respectively, which will be amortized over the life of the Fourth Amended Credit Agreement.
Note 10 - Leases
We had a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we had an option to purchase the property upon the expiration of the lease on June 30, 2021 at a price which was the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We exercised this purchase option with a net cash payment of $5.0 million on June 30, 2021, extinguishing the remaining finance lease obligation and finance lease right-of-use asset related to this facility. Our finance lease obligation related to this facility was $4.2 million just prior to the exercise of the purchase option and $4.5 million as of December 31, 2020. The finance lease right-of-use asset balance for this facility was $6.1 million just prior to the exercise of the purchase option and $6.5 million as of December 31, 2020, respectively. Accumulated amortization related to this finance lease right-of-use asset was $4.5 million just prior to the exercise of the purchase option and as of June 30, 2021. The aggregate of all other finance lease obligations, finance lease right-of-use assets and related accumulated amortization, were immaterial as of June 30, 2021 and December 31, 2020.
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2021 and 2020. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2021 and 2020. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three- and six-month periods ended June 30, 2021 and 2020, excluding the $5.0 million net cash payment to exercise the Eschenbach, Germany manufacturing facility purchase option.
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
Our expenses and payments for operating leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating leases expense	$779	$694	$1,460	$1,422
Short-term leases expense	$56	$107	$130	$230
Payments on operating lease obligations	$665	$722	$1,335	$1,468
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	June 30, 2021	December 31, 2020
Finance lease right-of-use assets	Property, plant and equipment, net	$418	$7,017
Operating lease right-of-use assets	Other long-term assets	$4,565	$4,216

Finance lease obligations, current portion	Other accrued liabilities	$219	$4,755
Finance lease obligations, non-current portion	Other long-term liabilities	$161	$322
Total finance lease obligations		$380	$5,077

Operating lease obligations, current portion	Other accrued liabilities	$2,164	$2,275
Operating lease obligations, non-current portion	Other long-term liabilities	$2,431	$2,219
Total operating lease obligations		$4,595	$4,494
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of June 30, 2021:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2021	15	—	15	1,232	(10)	1,222
2022	412	(218)	194	2,057	(33)	2,024
2023	478	(291)	187	1,238	(33)	1,205
2024	291	(291)	—	323	(24)	299
2025	291	(291)	—	43	(5)	38
Thereafter	362	(362)	—	7	(4)	3
Total lease payments	1,849	(1,453)	396	4,900	(109)	4,791
Less: Interest	(75)	59	(16)	(199)	3	(196)
Present Value of Net Future Minimum Lease Payments	1,774	(1,394)	380	4,701	(106)	4,595

The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	2.3 years	2.4 years
Weighted Average Discount Rate	3.70%	3.58%
Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of June 30, 2021, we had one qualified noncontributory defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits in 2013.
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
Upon completion of the pension termination and settlement processes for the Merged Plan, we had a $9.7 million remaining pension surplus investment balance. In July 2020, we transferred $7.4 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. The investment balance not transferred to the trust suspense account will be used to pay any final plan expenses, after which the remainder of these funds will be moved to the RESIP trust suspense account. The funds in the RESIP trust suspense account have been, and will continue to be, used to fund certain employer contributions. As of June 30, 2021, the combined remaining pension surplus investment balance was approximately $7.7 million.
Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$—	$—	$15	$17	$30	$34
Interest cost	184	231	368	462	6	10	12	20
Expected return of plan assets	(390)	(393)	(780)	(786)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(24)	(28)	(48)	(56)
Amortization of net loss	98	114	196	228	—	—	—	—
Settlement benefit	—	(63)	—	(63)	—	—	—	—
Net periodic benefit (credit) cost	$(108)	$(111)	$(216)	$(159)	$(3)	$(1)	$(6)	$(2)
Employer Contributions
There were no required or voluntary contributions made to the Union Plan or the Merged Plan for each of the three and six-month periods ended June 30, 2021 and 2020. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2021.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three and six-month periods ended June 30, 2021 and 2020, using cash from operations.

Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $1.8 million of aggregate remediation costs through June 30, 2021, and the accrual for future remediation efforts is $0.9 million.
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
The following table summarizes the change in number of asbestos claims outstanding for the six months ended June 30, 2021:

Asbestos Claims
Claims outstanding as of January 1, 2021	561
New claims filed	64
Pending claims concluded(1)	(77)
Claims outstanding as of June 30, 2021	548
(1) For the six months ended June 30, 2021, 71 claims were dismissed and 6 claims were settled. Settlements totaled approximately $0.5 million for the six months ended June 30, 2021.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three- and six-month periods ended June 30, 2021 and 2020, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Asbestos-related liabilities	$73,084	$73,235
Asbestos-related insurance receivables	$66,793	$66,793
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
Note 13 – Income Taxes
Our effective income tax rate was 25.6% and 30.6% for the three months ended June 30, 2021 and 2020, respectively. The decrease from the second quarter of 2020 was primarily due to the decrease in the current quarter accruals for reserves of unrecognized tax benefits and the pretax mix across jurisdictions with disparate tax rates, partially offset by the second quarter of 2020 beneficial impact of changes in valuation allowance related to research and development (R&D) credits. Our effective income tax rate was 25.4% and 26.1% for the six months ended June 30, 2021 and 2020, respectively. The decrease from the first half of 2020 was primarily due to the decrease in the current quarter accruals of reserves of unrecognized tax benefits and the pretax mix across jurisdictions with disparate tax rates, partially offset by the first half of 2020 beneficial impact of changes in valuation allowance related to R&D credits.
The total amount of unrecognized tax benefits as of June 30, 2021 was $15.5 million, of which $14.9 million would affect our effective tax rate if recognized. Additionally, the balance of unrecognized tax benefits as of June 30, 2021 also included $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2021, we had $1.5 million accrued for the payment of interest.
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

The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2021
Net sales - recognized over time	$57,248	$3,758	$4,761	$65,767
Net sales - recognized at a point in time	83,178	85,573	388	169,139
Total net sales	$140,426	$89,331	$5,149	$234,906
Operating income	$18,288	$15,637	$1,820	$35,745

Three Months Ended June 30, 2020
Net sales - recognized over time	$45,060	$2,667	$3,077	$50,804
Net sales - recognized at a point in time	71,100	68,959	294	140,353
Total net sales	$116,160	$71,626	$3,371	$191,157
Operating income	$17,070	$2,995	$1,027	$21,092

Six Months Ended June 30, 2021
Net sales - recognized over time	$112,062	$6,445	$9,973	$128,480
Net sales - recognized at a point in time	160,256	174,735	700	335,691
Total net sales	$272,318	$181,180	$10,673	$464,171
Operating income	$33,137	$35,714	$4,087	$72,938

Six Months Ended June 30, 2020
Net sales - recognized over time	$91,461	$5,494	$6,727	$103,682
Net sales - recognized at a point in time	135,973	149,658	654	286,285
Total net sales	$227,434	$155,152	$7,381	$389,967
Operating income	$21,848	$14,512	$2,207	$38,567

Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2021
United States	$21,824	$40,666	$1,353	$63,843
Other Americas	790	2,815	171	3,776
Total Americas	22,614	43,481	1,524	67,619
China	49,841	27,427	1,026	78,294
Other APAC	25,432	5,410	648	31,490
Total APAC	75,273	32,837	1,674	109,784
Germany	21,651	5,889	217	27,757
Other EMEA	20,888	7,124	1,734	29,746
Total EMEA	42,539	13,013	1,951	57,503
Total net sales	$140,426	$89,331	$5,149	$234,906
Three Months Ended June 30, 2020
United States	$22,885	$30,073	$707	$53,665
Other Americas	758	1,668	48	2,474
Total Americas	23,643	31,741	755	56,139
China	44,700	20,159	1,024	65,883
Other APAC	13,439	9,835	453	23,727
Total APAC	58,139	29,994	1,477	89,610
Germany	18,407	4,799	44	23,250
Other EMEA	15,971	5,092	1,095	22,158
Total EMEA	34,378	9,891	1,139	45,408
Total net sales	$116,160	$71,626	$3,371	$191,157
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Six Months Ended June 30, 2021
United States	$45,621	$78,398	$2,025	$126,044
Other Americas	1,384	5,309	387	7,080
Total Americas	47,005	83,707	2,412	133,124
China	108,264	55,258	2,419	165,941
Other APAC	48,804	14,698	1,368	64,870
Total APAC	157,068	69,956	3,787	230,811
Germany	26,814	16,165	351	43,330
Other EMEA	41,431	11,352	4,123	56,906
Total EMEA	68,245	27,517	4,474	100,236
Total net sales	$272,318	$181,180	$10,673	$464,171
Six Months Ended June 30, 2020
United States	$45,510	$68,640	$1,686	$115,836
Other Americas	1,811	4,117	359	6,287
Total Americas	47,321	72,757	2,045	122,123
China	77,633	38,534	1,249	117,416
Other APAC	33,118	22,788	1,001	56,907
Total APAC	110,751	61,322	2,250	174,323
Germany	35,136	8,433	193	43,762
Other EMEA	34,226	12,640	2,893	49,759
Total EMEA	69,362	21,073	3,086	93,521
Total net sales	$227,434	$155,152	$7,381	$389,967
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
Contract assets by operating segment were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Advanced Electronics Solutions	$25,947	$24,199
Elastomeric Material Solutions	1,828	887
Other	2,510	1,489
Total contract assets	$30,285	$26,575
We did not have any contract liabilities as of June 30, 2021 or December 31, 2020. No impairment losses were recognized for the three or six-month periods ended June 30, 2021 and 2020, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, which contains restructuring charges and related expenses, as well as impairment charges, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restructuring charges
Manufacturing footprint optimization	747	—	2,253	—
Total restructuring charges	747	—	2,253	—
Total restructuring and impairment charges	$747	$—	$2,253	$—
Our AES operating segment incurred $0.7 million and $2.3 million of restructuring and impairment charges for the three and six months ended June 30, 2021, respectively, and our EMS operating segment incurred an immaterial amount of restructuring and impairment charges for the three and six months ended June 30, 2021.
Restructuring Charges & Related Expenses - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities have been completed as of the end of the first half of 2021. We incurred restructuring charges and related expenses of $0.7 million and $2.3 million for the three and six months ended June 30, 2021, respectively, of which $0.4 million of contra-expense and $0.1 million of expense is related to severance and related benefits for the three and six months ended June 30, 2021, respectively. Severance and related benefits activity related to the manufacturing footprint optimization plan is presented in the table below for the six months ended June 30, 2021:

(Dollars in thousands)	Manufacturing Footprint Optimization Restructuring Severance
Balance as of December 31, 2020	$11,003
Provisions	113
Payments	(6,902)
Foreign currency translation adjustment	(312)
Balance as of June 30, 2021	$3,902

Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
UTIS fire
Fixed assets write-offs	—	—	891	—
Inventory charges	40	—	320	—
Professional services	1,072	—	1,594	—
Lease obligations	54	—	540	—
Compensation & benefits	600	—	844	—
Other	76	—	76	—
Insurance recoveries	(359)	—	(1,478)	—
Total UTIS fire	1,483	—	2,787	—
(Gain) loss on sale or disposal of property, plant and equipment	(593)	33	(682)	53
Economic incentive grants	—	(145)	—	(145)
Total other operating (income) expense, net	$890	$(112)	$2,105	$(92)
In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea, which manufactures eSorba® polyurethane foams used in portable electronics and display applications. The site was safely evacuated and there were no reported injuries; however, there was extensive damage to the manufacturing site and some damage to nearby property. The cause of the fire is still under investigation. Operations at this facility will be disrupted into at least the first quarter of 2022. We are currently evaluating alternative facility options.
We recognized fixed asset write-offs and inventory charges of $0.9 million and $0.3 million, respectively, related to property destroyed in the fire for the six months ended June 30, 2021. Additionally, we recognized a $0.5 million contingent liability pertaining to our obligations for the fire damage to the building in connection with the underlying lease agreement. We have incurred $1.1 million and $1.6 million of fees for various professional services for the three and six months ended June 30, 2021, respectively, in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $0.6 million and $0.8 million of compensation and benefits for UTIS manufacturing employees, subsequent to the fire, for the three and six months ended June 30, 2021, respectively. In connection with the UTIS fire, we have recognized anticipated insurance recoveries of $0.4 million and $1.5 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, less the applicable $0.3 million deductible, for the three and six months ended June 30, 2021, respectively.
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
Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest on revolving credit facility	$5	$1,388	$106	$2,467
Interest rate swap settlements	—	336	—	422
Line of credit fees	291	152	564	318
Debt issuance amortization costs	179	138	358	276
Interest on finance leases	47	32	259	65
Interest income	(150)	(269)	(345)	(589)
Other	32	2	69	27
Total interest expense, net	$404	$1,779	$1,011	$2,986

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
•the ability and willingness of our sole or limited source suppliers to deliver certain key raw materials, including commodities, to us in a timely and cost-effective manner;
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
Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the second quarter of 2021 as compared to the second quarter of 2020, our net sales increased 22.9% to $234.9 million, our gross margin increased approximately 160 basis points to 38.2% from 36.6%, and operating income increased approximately 420 basis points to 15.2% from 11.0%. In the first half of 2021 as compared to the first half of 2020, our net sales increased approximately 19.0% to $464.2 million, our gross margin increased approximately 380 basis points to 38.6% from 34.8%, and operating income increased approximately 580 basis points to 15.7% from 9.9%.
•We made $25.0 million of discretionary principal payments on our revolving credit facility during the first half of 2021.
•We recognized $0.7 million of restructuring charges in the second quarter of 2021 and $2.3 million of restructuring charges in the first half of 2021, related to the manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment.

•In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea. This facility manufactures eSorba® polyurethane foams used in portable electronics and display applications. Operations at this facility will be disrupted into at least the first quarter of 2022. We are currently evaluating alternative facility options. We recognized net expense of $1.5 million in the second quarter of 2021 and $2.8 million in the first half of 2021, related to the financial impacts from the fire, which consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, compensation and benefits for certain of our UTIS employees, partially offset by the recognition of certain anticipated insurance recoveries.
•We incurred incremental transaction costs of $0.5 million and $3.3 million in the second quarter of 2021 and the second quarter of 2020, respectively, and incurred incremental transaction costs of $1.1 million and $4.0 million in the first half of 2021 and the first half of 2020, respectively, due to the COVID-19 pandemic.
Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	38.2%	36.6%	38.6%	34.8%

Selling, general and administrative expenses	19.1%	21.8%	18.7%	21.0%
Research and development expenses	3.2%	3.8%	3.2%	3.9%
Restructuring and impairment charges	0.3%	—%	0.5%	—%
Other operating (income) expense, net	0.4%	—%	0.5%	—%
Operating income	15.2%	11.0%	15.7%	9.9%

Equity income in unconsolidated joint ventures	0.9%	0.5%	0.9%	0.5%
Other income (expense), net	0.5%	0.3%	0.9%	—%
Interest expense, net	(0.2)%	(0.9)%	(0.2)%	(0.8)%
Income before income tax expense	16.4%	10.9%	17.3%	9.6%

Income tax expense	4.2%	3.3%	4.4%	2.5%

Net income	12.2%	7.6%	12.9%	7.1%

Net Sales and Gross Margin
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$234,906	$191,157	$464,171	$389,967
Gross margin	$89,833	$69,969	$179,332	$135,599
Percentage of net sales	38.2%	36.6%	38.6%	34.8%
Net sales increased by 22.9% in the second quarter of 2021 compared to the second quarter of 2020. Our AES and EMS operating segments had net sales increases of 20.9% and 24.7%, respectively. The increase in net sales was primarily due to higher net sales in the ADAS, EV/HEV, aerospace and defense and clean energy markets in our AES operating segment and higher net sales in the EV/HEV, general industrial, consumer and automotive markets in our EMS operating segment. The increase was partially offset by lower net sales in the wireless infrastructure market in our AES operating segment and lower net sales in the mass transit market in our EMS operating segment. Net sales were favorably impacted by foreign currency impacts of $8.1 million, or 4.3%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Net sales increased by 19.0% in the first half of 2021 compared to the first half of 2020. Our AES and EMS operating segments had net sales increases of 19.7% and 16.8%, respectively. The increase in net sales was primarily due to higher net sales in the ADAS, EV/HEV, aerospace and defense and clean energy markets in our AES operating segment and higher net sales in the EV/HEV, general industrial, consumer and automotive markets in our EMS operating segment. The increase was partially offset by lower net sales in the wireless infrastructure market in our AES operating segment and lower net sales in the mass transit market in our EMS operating segment. Net sales were favorably impacted by foreign currency impacts of $16.3 million, or 4.2%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Gross margin as a percentage of net sales increased approximately 160 basis points to 38.2% in the second quarter of 2021 compared to 36.6% in the second quarter of 2020. Gross margin in the second quarter of 2021 was favorably impacted by higher volume and favorable absorption of fixed overhead costs in our AES and EMS operating segments, favorable product mix in our EMS operating segment, favorable productivity improvements in our AES operating segment, as well as a lower inventory reserves provision in our EMS operating segment. This was partially offset by higher commodity and raw material costs as well as higher freight, duties and tariffs expenses in our AES and EMS operating segments, unfavorable product mix in our AES operating segments and unfavorable productivity performance due to raw material shortages in our EMS operating segment. The higher freight, duties and tariffs expenses were primarily due to the recognition in the second quarter of 2020 of $3.3 million of Chinese duty tax recoveries.
Gross margin as a percentage of net sales increased approximately 380 basis points to 38.6% in the first half of 2021 compared to 34.8% in the first half of 2020. Gross margin in the first half of 2021 was favorably impacted by higher volume and favorable absorption of fixed overhead costs in our AES and EMS operating segments, favorable product mix in our EMS operating segment, favorable productivity improvements in our AES operating segment and a lower inventory reserves provision in our EMS operating segment. This was partially offset by higher commodity and raw material costs as well as higher freight, duties and tariffs expenses in our AES and EMS operating segments, unfavorable product mix in our AES operating segment and unfavorable productivity performance due to raw material shortages in our EMS operating segment. The higher freight, duties and tariffs expenses were primarily due to the recognition in the second quarter of 2020 of $3.3 million of Chinese duty tax recoveries.
Our UTIS net sales were only slightly impacted by the fire at our UTIS manufacturing facility in Ansan, South Korea as a result of selling our undamaged finished goods inventory during the remainder of the first quarter of 2021. In the second quarter of 2021, we experienced a greater impact to our net sales due to the continued disruption to our UTIS operations. In the third quarter of 2021, we expect a similar impact to our net sales as the second quarter of 2021.
In the first quarter of 2021, our net sales were largely unaffected by global supply chain disruptions, but we began seeing some greater impacts as we exited the quarter. In the second quarter of 2021, the impact of supply constraints and raw material cost increases, primarily due to the weather interruptions along the U.S. Gulf Coast as well as commodity price increases, somewhat tempered our net sales growth and gross margin results. In the third quarter of 2021, we expect these issues to continue, but to a lesser extent.
We incurred incremental transaction costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our gross margin by $0.4 million and $3.0 million in the second quarter of 2021 and the second quarter of 2020, respectively, and $1.1 million and $3.6 million in the first half of 2021 and the first half of 2020, respectively.

Selling, General and Administrative Expenses
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Selling, general and administrative expenses	$44,959	$41,694	$87,372	$82,024
Percentage of net sales	19.1%	21.8%	18.7%	21.0%
Selling, general and administrative (SG&A) expenses increased 7.8% in the second quarter of 2021 from the second quarter of 2020, primarily due to a $5.2 million increase in total compensation and benefits, a $0.9 million increase in software expenses, a $0.5 million increase in recruiting/relocation/training expenses, a $0.3 million increase in travel and entertainment expenses and a $0.1 million increase in depreciation. This was partially offset by a $4.5 million decrease in other intangible assets amortization and a $0.1 million decrease in environmental charges.
SG&A expenses increased 6.5% in the first half of 2021 from the first half of 2020, primarily due to an $7.7 million increase in total compensation and benefits, a $1.7 million increase in software expenses and a $0.6 million increase in recruiting/relocation/training expenses. This was partially offset by a $5.0 million decrease in other intangible assets amortization and a $0.9 million decrease in travel and entertainment expenses.
The decrease in amortization expense for the three and six months ended June 30, 2021 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized amortization expense for our DSP definite-lived other intangible assets of $0.1 million and $4.4 million in the second quarter of 2021 and the second quarter of 2020, respectively, and $0.1 million and $4.8 million in the first half of 2021 and the first half of 2020, respectively.

The year-to-date decrease in travel and entertainment and recruiting/relocation/training expenses was primarily driven by the impacts of COVID-19.

Research and Development Expenses
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Research and development expenses	$7,492	$7,295	$14,664	$15,100
Percentage of net sales	3.2%	3.8%	3.2%	3.9%
R&D expenses increased 2.7% in the second quarter of 2021 from the second quarter of 2020 due to increases in depreciation and laboratory expenses, partially offset by decreases in professional services and total compensation benefits.
R&D expenses decreased 2.9% in the first half of 2021 from the first half of 2020 due to decreases in professional services, total compensation benefits and travel and entertainment expenses, partially offset by increases in depreciation and laboratory expenses. The year-to-date decrease in travel and entertainment expenses was primarily driven by the impacts of COVID-19.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restructuring and impairment charges	$747	$—	$2,253	$—
Other operating (income) expense, net	$890	$(112)	$2,105	$(92)
We incurred restructuring charges and related expenses associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized $0.7 million and $2.3 million of restructuring charges and related expenses pertaining to these restructuring projects in the second quarter of 2021 and the first half of 2021, respectively. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
With respect to other operating (income) expense, net, we recognized expense of $0.9 million and $2.1 million in the second quarter of 2021 and the first half of 2021, respectively, primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea in the first quarter of 2021. This impact consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, compensation and benefits for certain of our UTIS employees, partially offset by the recognition of certain anticipated insurance recoveries. There may be other potential costs that cannot be reasonably foreseen or estimated at this time and we continue to evaluate information as it becomes available. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Equity income in unconsolidated joint ventures	$1,930	$1,022	$4,111	$2,240
As of June 30, 2021, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures increased 88.8% in the second quarter of 2021 from the second quarter of 2020, and increased 83.5% in the first half of 2021 from the first half of 2020. On a quarter-to-date basis and a year-to-date basis, the increase was due to higher net sales, driven by strong sales in the portable electronics and general industrial markets, and improved operational performance for both RIS and RIC, primarily due to higher utilization of production capacity.

Other Income (Expense), Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Other income (expense), net	$1,239	$634	$4,207	$(152)
Other income (expense), net increased to income of $1.2 million in the second quarter of 2021 from income of $0.6 million in the second quarter of 2020. On a quarter-to-date basis, the increase was due to favorable impacts from our copper derivative contracts and foreign currency transactions, partially offset by unfavorable impacts from our foreign currency derivative contracts.

Other income (expense), net increased to income of $4.2 million in the first half of 2021 from expense of $0.2 million in the first half of 2020. On a year-to-date basis, the increase was due to favorable impacts from our copper derivative contracts and foreign currency transactions, partially offset by unfavorable impacts from our foreign currency derivative contracts.

Interest Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense, net	$(404)	$(1,779)	$(1,011)	$(2,986)
Interest expense, net, decreased by 77.3% in the second quarter of 2021 from the second quarter of 2020, and decreased by 66.1% in the first half of 2021 from the first half of 2020. The decrease on quarter-to-date and year-to-date bases was primarily due to a lower weighted-average outstanding balance for our borrowings under our revolving credit facility. We expect interest expense, net to decrease on quarter-to-date and year-to-date bases in the third quarter of 2021 from the third quarter of 2020 primarily due to a lower weighted-average outstanding balance for our borrowings under our revolving credit facility.

Income Taxes
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income tax expense	$9,855	$6,394	$20,372	$9,835
Effective tax rate	25.6%	30.6%	25.4%	26.1%
Our effective income tax rate was 25.6% and 30.6% for the three months ended June 30, 2021 and 2020, respectively. The decrease from the second quarter of 2020 was primarily due to the decrease in the current quarter accruals for reserves of unrecognized tax benefits and the pretax mix across jurisdictions with disparate tax rates, partially offset by the second quarter of 2020 beneficial impact of changes in valuation allowance related to R&D credits. Our effective income tax rate was 25.4% and 26.1% for the six months ended June 30, 2021 and 2020, respectively. The decrease from the first half of 2020 was primarily due to the decrease in the current quarter accruals of reserves of unrecognized tax benefits and the pretax mix across jurisdictions with disparate tax rates, partially offset by the first half of 2020 beneficial impact of changes in valuation allowance related to R&D credits.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$140,426	$116,160	$272,318	$227,434
Operating income	$18,288	$17,070	$33,137	$21,848
AES net sales increased by 20.9% in the second quarter of 2021 compared to the second quarter of 2020. The increase in net sales over the second quarter of 2020 was primarily driven by higher net sales in the ADAS, EV/HEV, aerospace and defense and clean energy markets, partially offset by lower net sales in the wireless infrastructure market. Net sales were favorably impacted by foreign currency fluctuations of $5.4 million, or 4.7%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
AES net sales increased by 19.7% in the first half of 2021 compared to the first half of 2020. The increase in net sales over the first half of 2020 was primarily driven by higher net sales in the ADAS, EV/HEV, aerospace and defense and clean energy markets, partially offset by lower net sales in the wireless infrastructure market. Net sales were favorably impacted by foreign currency fluctuations of $10.7 million, or 4.7%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Operating income increased by 7.1% in the second quarter of 2021 from the second quarter of 2020. The increase in operating income was primarily due to higher volume, favorable absorption of fixed overhead costs and favorable productivity improvements. This was partially offset by higher commodity costs, unfavorable product mix and higher freight, duties and tariffs expenses. The higher freight, duties and tariffs expenses were primarily due to the recognition in the second quarter of 2020 of $3.3 million of Chinese duty tax recoveries. As a percentage of net sales, operating income in the second quarter of 2021 was 13.0%, an approximately 170 basis point decrease as compared to the 14.7% reported in the second quarter of 2020.
Operating income increased by 51.7% in the first half of 2021 from the first half of 2020. The increase in operating income was primarily due to higher volume, favorable absorption of fixed overhead costs and favorable productivity improvements. This was partially offset by higher commodity costs, unfavorable product mix and higher freight, duties and tariffs expenses. The higher freight, duties and tariffs expenses were primarily due to the recognition in the second quarter of 2020 of $3.3 million of Chinese duty tax recoveries. As a percentage of net sales, operating income in the first half of 2021 was 12.2%, an approximately 260 basis point increase as compared to the 9.6% reported in the first half of 2020.
Additionally, we incurred restructuring charges and related expenses associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized $0.7 million and $2.3 million of restructuring charges and related expenses pertaining to these restructuring projects in the second quarter of 2021 and the first half of 2021, respectively. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
In the first quarter of 2021, our net sales were largely unaffected by global supply chain disruptions, but we began seeing some greater impacts as we exited the quarter. In the second quarter of 2021, the impact of higher commodity costs tempered our gross margin results. In the third quarter of 2021, we expect these issues to persist, but to a lesser extent due to commercial actions we have begun to take to address these higher costs.
Our AES operating segment incurred incremental transaction costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our operating income by $0.3 million and $1.9 million in the second quarter of 2021 and the second quarter of 2020, respectively, and $0.7 million and $2.3 million in the first half of 2021 and the first half of 2020, respectively.
Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$89,331	$71,626	$181,180	$155,152
Operating income	$15,637	$2,995	$35,714	$14,512
EMS net sales increased by 24.7% in the second quarter of 2021 compared to the second quarter of 2020. The increase in net sales over the second quarter of 2020 was primarily driven by higher net sales in the EV/HEV, general industrial, consumer and automotive markets, partially offset by lower net sales in the mass transit market. Net sales were favorably impacted by foreign currency fluctuations of $2.5 million, or 3.5%, due to the appreciation in value of the Chinese renminbi and euro relative to the U.S. dollar.
EMS net sales increased by 16.8% in the first half of 2021 compared to the first half of 2020. The increase in net sales over the first half of 2020 was primarily driven by higher net sales in the EV/HEV, general industrial, consumer and automotive markets, partially offset by lower net sales in the mass transit market. Net sales were favorably impacted by foreign currency fluctuations of $5.2 million, or 3.4%, due to the appreciation in value of the Chinese renminbi and euro relative to the U.S. dollar.
Operating income increased by 422.1% in the second quarter of 2021 from the second quarter of 2020. As a result of the acceleration of amortization expense related to the DSP customer relationships and trademarks and trade names definite-lived other intangible assets in 2020, we recognized lower amortization expense in the second quarter of 2021 compared to the second quarter of 2020. The increase in operating income was also due to higher volume, favorable product mix, a lower inventory reserves provision and favorable absorption of fixed overhead costs. This was partially offset by higher freight, duties and tariffs expenses, higher raw material costs and unfavorable productivity performance due to raw material shortages. As a percentage of net sales, operating income in the second quarter of 2021 was 17.5%, an approximately 1,330 basis point increase as compared to the 4.2% reported in the second quarter of 2020.
Operating income increased by 146.1% in the first half of 2021 from the first half of 2020. As a result of the acceleration of amortization expense related to the DSP customer relationships and trademarks and trade names definite-lived other intangible assets in 2020, we recognized lower amortization expense in the first half of 2021 compared to the first half of 2020. The increase in operating income was also due to higher volume, favorable product mix, a lower inventory reserves provision and favorable absorption of fixed overhead costs. This was partially offset by higher freight, duties and tariffs expenses, higher raw material costs and unfavorable productivity performance due to raw material shortages. As a percentage of net sales, operating income in the first half of 2021 was 19.7%, an approximately 1,030 basis point increase as compared to the 9.4% reported in the second quarter of 2020.

The decrease in amortization expense for the three and six months ended June 30, 2021 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized amortization expense for our DSP definite-lived other intangible assets of $0.1 million and $4.4 million in the second quarter of 2021 and the second quarter of 2020, respectively, and $0.1 million and $4.8 million in the first half of 2021 and the first half of 2020, respectively.
Additionally, we recognized expense of $1.5 million and $2.8 million primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea in 2021 for the second quarter of 2021 and the first half of 2021, respectively. This impact consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, compensation and benefits for certain of our UTIS employees, partially offset by the recognition of certain anticipated insurance recoveries. There may be other potential costs that cannot be reasonably foreseen or estimated at this time and we continue to evaluate information as it becomes available. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Our UTIS net sales were only slightly impacted by the fire at our UTIS manufacturing facility in Ansan, South Korea as a result of selling our undamaged finished goods inventory during the remainder of the first quarter of 2021. In the second quarter of 2021, we experienced a greater impact to our net sales due to the continued disruption to our UTIS operations. In the third quarter of 2021, we expect a similar impact to our net sales as the second quarter of 2021.
In the first quarter of 2021, our net sales were largely unaffected by global supply chain disruptions, but we began seeing some greater impacts as we exited the quarter. In the second quarter of 2021, the impact of supply constraints and raw material cost increases, primarily due to the weather interruptions along the U.S. Gulf Coast, somewhat tempered our net sales growth and gross margin results. In the third quarter of 2021, we expect these issues to persist, but to a lesser extent as the supply chain constraints begin to subside, in addition to commercial actions we have begun to take to address the higher raw material costs.
Our EMS operating segment incurred incremental transaction costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our operating income by $0.2 million and $1.3 million in the second quarter of 2021 and the second quarter of 2020, respectively, and $0.4 million and $1.5 million in the first half of 2021 and the first half of 2020, respectively.
Other

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$5,149	$3,371	$10,673	$7,381
Operating income	$1,820	$1,027	$4,087	$2,207
Net sales in this segment increased by 52.7% in the second quarter of 2021 from the second quarter of 2020. The increase in net sales over the second quarter of 2020 was primarily driven by higher demand in the automotive market. Net sales were favorably impacted by foreign currency fluctuations of $0.2 million, or 6.0%, due to the appreciation in value of the Chinese renminbi relative to the U.S. dollar.
Net sales in this segment increased by 44.6% in the first half of 2021 from the first half of 2020. The increase in net sales over the first half of 2020 was primarily driven by higher demand in the automotive market. Net sales were favorably impacted by foreign currency fluctuations of $0.4 million, or 5.1%, due to the appreciation in value of the Chinese renminbi relative to the U.S. dollar.
Operating income increased 77.2% in the second quarter of 2021 compared to the second quarter of 2020. The increase in operating income was primarily driven by higher volume and favorable absorption of fixed overhead costs, partially offset by unfavorable product mix and higher freight expenses.
Operating income increased 85.2% in the first half of 2021 compared to the first half of 2020. The increase in operating income was primarily driven by higher volume and favorable absorption of fixed overhead costs, partially offset by unfavorable product mix and higher freight expenses.
As a percentage of net sales, operating income in the second quarter of 2021 was 35.3%, a 480 basis point increase as compared to the 30.5% reported in the second quarter of 2020. As a percentage of net sales, operating income in the first half of 2021 was 38.3%, a 840 basis point increase as compared to the 29.9% reported in the first half of 2020.

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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	June 30, 2021	December 31, 2020
United States	$39,390	$21,657
Europe	44,446	55,449
Asia	120,109	114,679
Total cash and cash equivalents	$203,945	$191,785
Approximately $164.6 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2021. We did not make any changes in the six months ended June 30, 2021 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Key Financial Position Accounts:
Cash and cash equivalents	$203,945	$191,785
Accounts receivable, net	$157,471	$134,421
Inventories	$110,761	$102,360
Borrowings under revolving credit facility	$—	$25,000
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2020 to June 30, 2021 were as follows:
•Accounts receivable, net increased 17.1% to $157.5 million as of June 30, 2021 from $134.4 million as of December 31, 2020. The increase from year-end was primarily due to higher net sales at the end of the second quarter of 2021 compared to at the end of 2020.
•Inventories increased 8.2% to $110.8 million as of June 30, 2021, from $102.4 million as of December 31, 2020, primarily driven by raw material cost increases as well as the ramp up of raw material purchases and production efforts to meet anticipated demand.
•Borrowings under revolving credit facility were nil as of June 30, 2021 compared to $25.0 million as of December 31, 2020. This was as a result of $25.0 million of discretionary principal payments on our revolving credit facility during the first half of 2021. For additional information regarding this facility and the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Key Cash Flow Measures:
Net cash provided by operating activities	$66,206	$54,959
Net cash used in investing activities	$(20,701)	$(18,150)
Net cash (used in) provided by financing activities	$(31,632)	$95,442
As of June 30, 2021, cash and cash equivalents were $203.9 million as compared to $191.8 million as of December 31, 2020, an increase of $12.2 million, or 6.3%. This increase was primarily due to cash flows generated by operations, partially offset by $25.0 million of discretionary principal payments on our revolving credit facility during the first half of 2021, $21.4 million in capital expenditures and $2.7 million in tax payments related to net share settlement of equity awards.
In 2021, we continue to expect capital spending to be in the range of approximately $70.0 million to $80.0 million, which we plan to fund with cash from operations. This range includes the capital expenditures necessary to restore the UTIS operations, a significant portion of which we expect to be reimbursed by insurance proceeds.

Restrictions on Payment of Dividends
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during each fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2021.
Contingencies
During the second quarter of 2021, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the second quarter of 2021.
Recent Accounting Pronouncements
Refer to “Note 16 – Recent Accounting Standards” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including expected dates of adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2021. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2021. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and June 30, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and June 30, 2020, (iii) Condensed Consolidated Statements of Financial Position as of June 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and June 30, 2020, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: July 29, 2021