Form 10-Q
period 2021-09-30
ROGERS CORP
filed 2021-11-08
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of November 1, 2021 was 18,729,874.

ROGERS CORPORATION
FORM 10-Q

September 30, 2021
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$238,263	$201,944	$702,434	$591,911
Cost of sales	146,609	126,426	431,448	380,794
Gross margin	91,654	75,518	270,986	211,117

Selling, general and administrative expenses	47,886	50,230	135,258	132,254
Research and development expenses	7,531	7,085	22,195	22,185
Restructuring and impairment charges	1,007	9,413	3,260	9,413
Other operating (income) expense, net	1,431	(4)	3,536	(96)
Operating income	33,799	8,794	106,737	47,361

Equity income in unconsolidated joint ventures	1,773	937	5,884	3,177
Pension settlement charges	(534)	—	(534)	(55)
Other income (expense), net	(469)	1,446	3,738	1,294
Interest expense, net	(441)	(3,553)	(1,452)	(6,539)
Income before income tax expense	34,128	7,624	114,373	45,238
Income tax expense	8,999	618	29,371	10,453
Net income	$25,129	$7,006	$85,002	$34,785

Basic earnings per share	$1.34	$0.37	$4.54	$1.86
Diluted earnings per share	$1.33	$0.37	$4.51	$1.86

Shares used in computing:
Basic earnings per share	18,740	18,688	18,727	18,678
Diluted earnings per share	18,874	18,713	18,831	18,695
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$25,129	$7,006	$85,002	$34,785

Foreign currency translation adjustment	(8,126)	11,269	(18,627)	10,004
Pension and other postretirement benefits:
Pension settlement benefits, net of tax (Note 4)	—	—	—	(48)
Actuarial net gain incurred, net of tax (Note 4)	—	3	—	629
Amortization of loss, net of tax (Note 4)	52	66	173	199
Derivative instrument designated as cash flow hedge:
Change in unrealized gain (loss) before reclassifications, net of tax (Note 4)	—	(638)	—	(1,504)
Unrealized gain reclassified into earnings, net of tax (Note 4)	—	2,810	—	2,476
Other comprehensive income (loss)	(8,074)	13,510	(18,454)	11,756
Comprehensive income	$17,055	$20,516	$66,548	$46,541
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$220,901	$191,785
Accounts receivable, less allowance for credit losses of $1,338 and $1,682	163,804	134,421
Contract assets	32,711	26,575
Inventories	118,216	102,360
Prepaid income taxes	2,527	2,960
Asbestos-related insurance receivables, current portion	2,986	2,986
Other current assets	13,420	13,088
Total current assets	554,565	474,175
Property, plant and equipment, net of accumulated depreciation of $367,244 and $365,844	294,190	272,378
Investments in unconsolidated joint ventures	15,415	15,248
Deferred income taxes	26,529	28,667
Goodwill	264,785	270,172
Other intangible assets, net of amortization	108,033	118,026
Pension assets	5,902	5,278
Asbestos-related insurance receivables, non-current portion	63,807	63,807
Other long-term assets	12,814	16,254
Total assets	$1,346,040	$1,264,005
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$54,818	$35,987
Accrued employee benefits and compensation	46,925	41,708
Accrued income taxes payable	7,071	8,558
Asbestos-related liabilities, current portion	3,615	3,615
Other accrued liabilities	25,813	21,641
Total current liabilities	138,242	111,509
Borrowings under revolving credit facility	—	25,000
Pension and other postretirement benefits liabilities	1,682	1,612
Asbestos-related liabilities, non-current portion	69,393	69,620
Non-current income tax	18,024	16,346
Deferred income taxes	7,710	8,375
Other long-term liabilities	11,728	10,788
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,729 and 18,677 shares issued and outstanding	18,729	18,677
Additional paid-in capital	159,867	147,961
Retained earnings	958,694	873,692
Accumulated other comprehensive loss	(38,029)	(19,575)
Total shareholders' equity	1,099,261	1,020,755
Total liabilities and shareholders' equity	$1,346,040	$1,264,005
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating Activities:
Net income	$85,002	$34,785
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,121	48,562
Equity compensation expense	13,147	10,317
Deferred income taxes	(1,267)	(9,987)
Equity in undistributed income of unconsolidated joint ventures	(5,884)	(3,177)
Dividends received from unconsolidated joint ventures	4,965	7,075
Pension settlement charges (benefits)	534	(63)
Pension and other postretirement benefits	(300)	(149)
(Gain) loss on sale or disposal of property, plant and equipment	(673)	49
Impairment charges	385	386
UTIS fire fixed asset and inventory write-offs	1,254	—
Provision (benefit) for credit losses	(310)	(63)
Changes in assets and liabilities:
Accounts receivable	(32,254)	(14,702)
Proceeds from insurance/government subsidies related to operations	264	—
Contract assets	(6,136)	394
Inventories	(19,386)	25,008
Pension and postretirement benefit contributions	(156)	(248)
Other current assets	(144)	1,876
Accounts payable and other accrued expenses	27,495	5,236
Other, net	8,458	8,374
Net cash provided by operating activities	106,115	113,673

Investing Activities:
Capital expenditures	(43,411)	(28,944)
Proceeds from the sale of property, plant and equipment, net	714	—
Net cash used in investing activities	(42,697)	(28,944)

Financing Activities:
Proceeds from borrowings under revolving credit facility	—	150,000
Repayment of debt principal and finance lease obligations	(29,655)	(213,299)
Payments of taxes related to net share settlement of equity awards	(2,752)	(5,107)
Proceeds from issuance of shares to employee stock purchase plan	1,563	1,373
Net cash (used in) provided by financing activities	(30,844)	(67,033)

Effect of exchange rate fluctuations on cash	(3,458)	1,578

Net increase in cash and cash equivalents	29,116	19,274
Cash and cash equivalents at beginning of period	191,785	166,849
Cash and cash equivalents at end of period	$220,901	$186,123

Supplemental Disclosures:
Accrued capital additions	$6,447	$1,493
Cash paid during the year for:
Interest, net of amounts capitalized	$1,285	$4,301
Income taxes	$25,867	$21,645
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Capital Stock
Balance, beginning of period	$18,722	$18,668	$18,677	$18,577
Shares issued for vested restricted stock units, net of shares withheld for taxes	1	1	29	86
Shares issued for employee stock purchase plan	6	7	13	13
Shares issued to directors	—	—	10	—
Balance, end of period	18,729	18,676	18,729	18,676
Additional Paid-In Capital
Balance, beginning of period	154,330	141,092	147,961	138,526
Shares issued for vested restricted stock units, net of shares withheld for taxes	(69)	(79)	(2,781)	(5,193)
Shares issued for employee stock purchase plan	853	702	1,550	1,360
Shares issued to directors	—	—	(10)	—
Equity compensation expense	4,753	3,295	13,147	10,317
Balance, end of period	159,867	145,010	159,867	145,010
Retained Earnings
Balance, beginning of period	933,565	851,481	873,692	823,702
Net income	25,129	7,006	85,002	34,785
Balance, end of period	958,694	858,487	958,694	858,487
Accumulated Other Comprehensive Loss
Balance, beginning of period	(29,955)	(48,659)	(19,575)	(46,905)
Other comprehensive income (loss)	(8,074)	13,510	(18,454)	11,756
Balance, end of period	(38,029)	(35,149)	(38,029)	(35,149)
Total Shareholders’ Equity	$1,099,261	$987,024	$1,099,261	$987,024
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

	Available-for-Sale Investment at Fair Value as of September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$5,072	$1,858	$—	$6,930

	Available-for-Sale Investment at Fair Value as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$6,706	$2,400	$—	$9,106
(1) This balance was invested in funds comprised of short-term cash and fixed income securities, and was recorded in the “Other long-term assets” line item in the condensed consolidated statements of financial position. As of September 30, 2021, the fair value of these investments approximated its carrying value.

From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts and copper derivative contracts. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(203)	$—	$(203)
Copper derivative contracts	$—	$1,850	$—	$1,850

	Derivative Instruments at Fair Value as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(130)	$—	$(130)
Copper derivative contracts	$—	$4,785	$—	$4,785
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
Foreign Currency
During the three months ended September 30, 2021, we entered into U.S. dollar, euro, and Korean won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.

As of September 30, 2021, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$20,063,054
EUR/USD		€12,838,469
KRW/USD	₩	9,459,360,000
Commodity
As of September 30, 2021, we had 10 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2021, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
October 2021 - December 2021	222 metric tons per month
January 2022 - March 2022	213 metric tons per month
April 2022 - June 2022	168 metric tons per month
July 2022 - September 2022	69 metric tons per month
Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)	Financial Statement Line Item	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(909)	$(823)	$(2,131)	$(1,378)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(775)	$1,238	$3,085	$1,067
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$—	$2,771	$—	$1,254

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Derivative Instrument Designated as Cash Flow Hedge(2)	Total
Balance as of December 31, 2020	$(10,571)	$(9,004)	$—	$(19,575)
Other comprehensive income (loss) before reclassifications	(18,627)	—	—	(18,627)
Amounts reclassified from accumulated other comprehensive loss	—	173	—	173
Net current-period other comprehensive income (loss)	(18,627)	173	—	(18,454)
Balance as of September 30, 2021	$(29,198)	$(8,831)	$—	$(38,029)

Balance as of December 31, 2019	$(35,478)	$(10,455)	$(972)	$(46,905)
Other comprehensive income (loss) before reclassifications	10,004	629	(1,504)	9,129
Amounts reclassified from accumulated other comprehensive loss	—	151	2,476	2,627
Net current-period other comprehensive income (loss)	10,004	780	972	11,756
Balance as of September 30, 2020	$(25,474)	$(9,675)	$—	$(35,149)
(1) Net of taxes of $1,902 and $1,951 as of September 30, 2021 and December 31, 2020, respectively. Net of taxes of $2,154 and $2,368 as of September 30, 2020 and December 31, 2019, respectively.
(2) Net of taxes of $0 as of both September 30, 2021 and December 31, 2020. Net of taxes of $0 and $282 as of September 30, 2020 and December 31, 2019, respectively.
Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Raw materials	$56,406	$44,976
Work-in-process	28,247	25,291
Finished goods	33,563	32,093
Total inventories	$118,216	$102,360
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2020	$124,927	$143,021	$2,224	$270,172
Foreign currency translation adjustment	(4,035)	(1,352)	—	$(5,387)
September 30, 2021	$120,892	$141,669	$2,224	$264,785

Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$149,676	$75,790	$73,886	$150,863	$72,014	$78,849
Technology	79,768	53,868	25,900	83,469	53,540	29,929
Trademarks and trade names	11,977	8,671	3,306	12,039	8,149	3,890
Covenants not to compete	1,340	977	363	1,340	827	513
Total definite-lived other intangible assets	242,761	139,306	103,455	247,711	134,530	113,181
Indefinite-lived other intangible asset	4,578	—	4,578	4,845	—	4,845
Total other intangible assets	$247,339	$139,306	$108,033	$252,556	$134,530	$118,026
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $3.1 million and $15.4 million for the three months ended September 30, 2021 and 2020, respectively, and $9.4 million and $26.7 million for the nine months ended September 30, 2021 and 2020, respectively. The estimated future amortization expense is $3.1 million for the remainder of 2021 and $11.8 million, $11.2 million, $9.9 million and $8.5 million for 2022, 2023, 2024 and 2025, respectively.
The weighted average amortization period as of September 30, 2021, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.4 years
Technology	3.7 years
Trademarks and trade names	4.9 years
Covenants not to compete	0.9 years
Total definite-lived other intangible assets	6.4 years
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income	$25,129	$7,006	$85,002	$34,785
Denominator:
Weighted-average shares outstanding - basic	18,740	18,688	18,727	18,678
Effect of dilutive shares	134	25	104	17
Weighted-average shares outstanding - diluted	18,874	18,713	18,831	18,695
Basic earnings per share	$1.34	$0.37	$4.54	$1.86
Diluted earnings per share	$1.33	$0.37	$4.51	$1.86
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended September 30, 2021 and 2020, 1,994 shares and 32,501 shares were excluded, respectively.

Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of September 30, 2021, we had performance-based restricted stock units from 2021, 2020 and 2019 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
A summary of activity of the outstanding performance-based restricted stock units for the nine months ended September 30, 2021 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2020	111,059
Awards granted	41,210
Stock issued	—
Awards cancelled	(35,627)
Awards outstanding as of September 30, 2021	116,642
We recognized $2.6 million and $1.6 million of compensation expense for performance-based restricted stock units for the three months ended September 30, 2021 and 2020, respectively. We recognized $5.8 million and $4.3 million of compensation expense for performance-based restricted stock units for the nine months ended September 30, 2021 and 2020, respectively.
Time-Based Restricted Stock Units
As of September 30, 2021, we had time-based restricted stock unit awards from 2021, 2020, 2019 and 2018 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the nine months ended September 30, 2021 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2020	102,142
Awards granted	49,283
Stock issued	(44,853)
Awards cancelled	(7,409)
Awards outstanding as of September 30, 2021	99,163
We recognized $2.0 million and $1.5 million of compensation expense for time-based restricted stock units for the three months ended September 30, 2021 and 2020, respectively. We recognized $5.8 million and $4.6 million of compensation expense for performance-based restricted stock units for the nine months ended September 30, 2021 and 2020, respectively.
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
A summary of activity of the outstanding deferred stock units for the nine months ended September 30, 2021 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2020	12,450
Awards granted	6,450
Stock issued	(9,400)
Awards outstanding as of September 30, 2021	9,500
We recognized no compensation expense for deferred stock units for the three months ended September 30, 2021 and 2020, respectively. We recognized $1.2 million and $1.0 million of compensation expense for deferred stock units for the nine months ended September 30, 2021 and 2020, respectively.

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
Borrowings under the Fourth Amended Credit Agreement can be made as alternate base rate loans or euro-currency loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate is the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York rate in effect on such day plus ½ of 1%, and (c) the adjusted LIBOR for a one month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio on September 30, 2021, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fourth Amended Credit Agreement.
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
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2021.
We did not borrow anything under the Fourth Amended Credit Agreement for the three and nine months ended September 30, 2021. During the three months ended March 31, 2020, we borrowed $150.0 million under the Third Amended Credit Agreement (prior to its restatement) as a precautionary measure in order to increase our cash position and preserve financial flexibility given current uncertainty in the global markets resulting from the COVID-19 pandemic. We did not borrow anything further for the three months ended September 30, 2020. We are not required to make any quarterly principal payments under the Fourth Amended Credit Agreement. We made no payments for the three months ended September 30, 2021 and $25.0 million of discretionary principal payments on our revolving credit facility for the nine months ended September 30, 2021, respectively, and we made $163.0 million and $213.0 million of discretionary principal payments for three and nine-month periods ended September 30, 2020.
We had no outstanding borrowings under our revolving credit facility as of September 30, 2021, and $25.0 million as of December 31, 2020. We had $1.8 million and $2.3 million of outstanding line of credit issuance costs as of September 30, 2021 and December 31, 2020, respectively, which will be amortized over the life of the Fourth Amended Credit Agreement.
Note 10 - Leases
We had a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we had an option to purchase the property upon the expiration of the lease on June 30, 2021 at a price which was the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We exercised this purchase option with a net cash payment of $5.0 million on June 30, 2021, extinguishing the remaining finance lease obligation and finance lease right-of-use asset related to this facility. Our finance lease obligation related to this facility was $4.2 million just prior to the exercise of the purchase option and $4.5 million as of December 31, 2020. The finance lease right-of-use asset balance for this facility was $6.1 million just prior to the exercise of the purchase option and $6.5 million as of December 31, 2020, respectively. Accumulated amortization related to this finance lease right-of-use asset was $4.5 million just prior to the exercise of the purchase option and as of September 30, 2021. The aggregate of all other finance lease obligations, finance lease right-of-use assets and related accumulated amortization, were immaterial as of September 30, 2021 and December 31, 2020.
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and nine-month periods ended September 30, 2021 and 2020. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and nine-month periods ended September 30, 2021 and 2020. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three- and nine-month periods ended September 30, 2021 and 2020, excluding the $5.0 million net cash payment to exercise the Eschenbach, Germany manufacturing facility purchase option.
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
Our expenses and payments for operating leases were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating leases expense	$594	$846	$2,054	$2,268
Short-term leases expense	$97	$154	$227	$384
Payments on operating lease obligations	$610	$719	$1,945	$2,187
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	September 30, 2021	December 31, 2020
Finance lease right-of-use assets	Property, plant and equipment, net	$391	$7,017
Operating lease right-of-use assets	Other long-term assets	$3,534	$4,216

Finance lease obligations, current portion	Other accrued liabilities	$184	$4,755
Finance lease obligations, non-current portion	Other long-term liabilities	$192	$322
Total finance lease obligations		$376	$5,077

Operating lease obligations, current portion	Other accrued liabilities	$2,031	$2,275
Operating lease obligations, non-current portion	Other long-term liabilities	$2,022	$2,219
Total operating lease obligations		$4,053	$4,494
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of September 30, 2021:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2021	8	—	8	817	(215)	602
2022	407	(213)	194	3,168	(1,146)	2,022
2023	473	(284)	189	2,370	(1,153)	1,217
2024	284	(284)	—	1,519	(1,200)	319
2025	284	(284)	—	1,255	(1,216)	39
Thereafter	355	(355)	—	12,537	(12,534)	3
Total lease payments	1,811	(1,420)	391	21,666	(17,464)	4,202
Less: Interest	(60)	45	(15)	(3,797)	3,648	(149)
Present Value of Net Future Minimum Lease Payments	1,751	(1,375)	376	17,869	(13,816)	4,053

The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	2.1 years	2.1 years
Weighted Average Discount Rate	3.67%	3.38%
Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of September 30, 2021, we had one qualified noncontributory defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits in 2013.
Additionally, we sponsor other postretirement benefit plans, including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
Pension Termination Surplus Funds
On October 17, 2019, our Chief Executive Officer approved the termination of the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)). We provided participants of the Merged Plan an option to elect either a lump sum distribution or an annuity. A group annuity contract was purchased with an insurance company for all participants who did not elect a lump sum distribution. The insurance company became responsible for administering and paying pension benefit payments effective January 1, 2020. In the third quarter of 2021, we recorded a $0.5 million pre-tax settlement charge in connection with further settlement efforts for the Merged Plan termination.
Upon completion of the pension termination and settlement processes for the Merged Plan, we had a $9.7 million remaining pension surplus investment balance. In July 2020, we transferred $7.4 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. The investment balance not transferred to the trust suspense account will be used to pay any final plan expenses, after which the remainder of these funds will be moved to the RESIP trust suspense account. The funds in the RESIP trust suspense account have been, and will continue to be, used to fund certain employer contributions. As of September 30, 2021, the combined remaining pension surplus investment balance was approximately $6.9 million.
Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$—	$—	$16	$17	$46	$51
Interest cost	182	223	550	685	7	10	19	30
Expected return of plan assets	(389)	(394)	(1,169)	(1,180)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(25)	(28)	(73)	(84)
Amortization of net loss	95	99	291	327	—	—	—	—
Settlement benefit	—	—	—	(63)	—	—	—	—
Net periodic benefit (credit) cost	$(112)	$(72)	$(328)	$(231)	$(2)	$(1)	$(8)	$(3)
Employer Contributions
There were no required or voluntary contributions made to the Union Plan or the Merged Plan for each of the three and nine-month periods ended September 30, 2021 and 2020. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2021.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three and nine-month periods ended September 30, 2021 and 2020, using cash from operations.

Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $1.8 million of aggregate remediation costs through September 30, 2021, and the accrual for future remediation efforts is $0.9 million.
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
The following table summarizes the change in number of asbestos claims outstanding for the nine months ended September 30, 2021:

Asbestos Claims
Claims outstanding as of January 1, 2021	561
New claims filed	89
Pending claims concluded(1)	(103)
Claims outstanding as of September 30, 2021	547
(1) For the nine months ended September 30, 2021, 95 claims were dismissed and 8 claims were settled. Settlements totaled approximately $0.5 million for the nine months ended September 30, 2021.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three- and nine-month periods ended September 30, 2021 and 2020, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Asbestos-related liabilities	$73,008	$73,235
Asbestos-related insurance receivables	$66,793	$66,793
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
Note 13 – Income Taxes
Our effective income tax rate was 26.4% and 8.1% for the three months ended September 30, 2021 and 2020, respectively. The increase from the third quarter of 2020 was primarily due to the beneficial impact of changes in valuation allowance related to R&D credits in 2020, partially offset by an increase in current quarter accruals of reserves for uncertain tax positions and the pretax mix across jurisdictions with disparate tax rates. Our effective income tax rate was 25.7% and 23.1% for the nine months ended September 30, 2021 and 2020, respectively. The increase from the first nine months of 2020 was primarily due to the beneficial impact of changes in valuation allowance related to R&D credits in 2020, partially offset by a decrease in the accruals of reserves for unrecognized tax benefits in 2021.
The total amount of unrecognized tax benefits as of September 30, 2021 was $16.4 million, of which $15.8 million would affect our effective tax rate if recognized. Additionally, the balance of unrecognized tax benefits as of September 30, 2021 also included $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2021, we had $1.6 million accrued for the payment of interest.
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

The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2021
Net sales - recognized over time	$64,277	$4,612	$4,829	$73,718
Net sales - recognized at a point in time	70,714	93,339	492	164,545
Total net sales	$134,991	$97,951	$5,321	$238,263
Operating income	$13,945	$18,104	$1,750	$33,799

Three Months Ended September 30, 2020
Net sales - recognized over time	$48,046	$2,612	$3,568	$54,226
Net sales - recognized at a point in time	63,595	83,832	291	147,718
Total net sales	$111,641	$86,444	$3,859	$201,944
Operating income	$290	$7,372	$1,132	$8,794

Nine Months Ended September 30, 2021
Net sales - recognized over time	$176,339	$11,057	$14,802	$202,198
Net sales - recognized at a point in time	230,970	268,074	1,192	500,236
Total net sales	$407,309	$279,131	$15,994	$702,434
Operating income	$47,082	$53,818	$5,837	$106,737

Nine Months Ended September 30, 2020
Net sales - recognized over time	$139,507	$8,106	$10,295	$157,908
Net sales - recognized at a point in time	199,568	233,490	945	434,003
Total net sales	$339,075	$241,596	$11,240	$591,911
Operating income	$22,138	$21,884	$3,339	$47,361

Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2021
United States	$22,119	$42,338	$1,510	$65,967
Other Americas	950	2,415	195	3,560
Total Americas	23,069	44,753	1,705	69,527
China	47,153	34,789	1,059	83,001
Other APAC	17,608	6,177	645	24,430
Total APAC	64,761	40,966	1,704	107,431
Germany	24,620	5,892	175	30,687
Other EMEA	22,541	6,340	1,737	30,618
Total EMEA	47,161	12,232	1,912	61,305
Total net sales	$134,991	$97,951	$5,321	$238,263
Three Months Ended September 30, 2020
United States	$23,959	$29,733	$980	$54,672
Other Americas	533	2,517	144	3,194
Total Americas	24,492	32,250	1,124	57,866
China	37,870	34,016	754	72,640
Other APAC	16,221	11,150	530	27,901
Total APAC	54,091	45,166	1,284	100,541
Germany	14,047	5,450	99	19,596
Other EMEA	19,011	3,578	1,352	23,941
Total EMEA	33,058	9,028	1,451	43,537
Total net sales	$111,641	$86,444	$3,859	$201,944
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Nine Months Ended September 30, 2021
United States	$67,740	$120,736	$3,535	$192,011
Other Americas	2,334	7,724	582	10,640
Total Americas	70,074	128,460	4,117	202,651
China	155,417	90,047	3,478	248,942
Other APAC	66,412	20,875	2,013	89,300
Total APAC	221,829	110,922	5,491	338,242
Germany	51,434	22,057	526	74,017
Other EMEA	63,972	17,692	5,860	87,524
Total EMEA	115,406	39,749	6,386	161,541
Total net sales	$407,309	$279,131	$15,994	$702,434
Nine Months Ended September 30, 2020
United States	$69,469	$98,373	$2,666	$170,508
Other Americas	2,344	6,634	503	9,481
Total Americas	71,813	105,007	3,169	179,989
China	115,503	72,550	2,003	190,056
Other APAC	49,339	33,938	1,531	84,808
Total APAC	164,842	106,488	3,534	274,864
Germany	49,183	13,883	292	63,358
Other EMEA	53,237	16,218	4,245	73,700
Total EMEA	102,420	30,101	4,537	137,058
Total net sales	$339,075	$241,596	$11,240	$591,911
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
Contract assets by operating segment were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Advanced Electronics Solutions	$27,940	$24,199
Elastomeric Material Solutions	1,965	887
Other	2,806	1,489
Total contract assets	$32,711	$26,575
We did not have any contract liabilities as of September 30, 2021 or December 31, 2020. No impairment losses were recognized for the three or nine-month periods ended September 30, 2021 and 2020, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, which contains restructuring charges and related expenses, as well as impairment charges, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Restructuring charges
Manufacturing footprint optimization	622	9,027	2,875	9,027
Total restructuring charges	622	9,027	2,875	9,027
Impairment charges
Fixed asset impairment charges	385	334	385	334
Other impairment charges	—	52	—	52
Total impairment charges	385	386	385	386
Total restructuring and impairment charges	$1,007	$9,413	$3,260	$9,413
Our AES operating segment incurred $1.0 million and $3.2 million of restructuring and impairment charges for the three and nine months ended September 30, 2021, respectively, and our EMS operating segment incurred an immaterial amount of restructuring and impairment charges for the three and nine months ended September 30, 2021.
Restructuring Charges & Related Expenses - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities were completed in the first half of 2021. We incurred restructuring charges and related expenses of $0.6 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, of which an immaterial amount is related to severance and related benefits for the three and nine months ended September 30, 2021, respectively. Severance and related benefits activity related to the manufacturing footprint optimization plan is presented in the table below for the nine months ended September 30, 2021:

(Dollars in thousands)	Manufacturing Footprint Optimization Restructuring Severance
Balance as of December 31, 2020	$11,003
Provisions	81
Payments	(8,604)
Foreign currency translation adjustment	(532)
Balance as of September 30, 2021	$1,948

Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
UTIS fire
Fixed assets write-offs	—	—	891	—
Inventory charges	43	—	363	—
Professional services	577	—	2,171	—
Lease obligations	60	—	600	—
Lease impairments	495	—	495	—
Compensation & benefits	614	—	1,458	—
Third-party property claims	4,650	—	4,650	—
Other	—	—	76	—
Insurance recoveries	(5,017)	—	(6,495)	—
Total UTIS fire	1,422	—	4,209	—
(Gain) loss on sale or disposal of property, plant and equipment	9	(4)	(673)	49
Economic incentive grants	—	—	—	(145)
Total other operating (income) expense, net	$1,431	$(4)	$3,536	$(96)
In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea, which manufactures eSorba® polyurethane foams used in portable electronics and display applications. The site was safely evacuated and there were no reported injuries; however, there was extensive damage to the manufacturing site and some damage to nearby property. Operations at this facility will be disrupted into at least the first quarter of 2022. We signed a new lease for a 108,000 square foot facility with a 10-year term and a 5-year renewal option, which went into effect on October 1, 2021.
We recognized fixed asset write-offs and inventory charges of $0.9 million and $0.4 million, respectively, related to property destroyed in the fire for the nine months ended September 30, 2021. Additionally, we recognized a $4.7 million contingent liability pertaining to damage to nearby property and a $0.5 million contingent liability pertaining to our obligations for the fire damage to the building in connection with the underlying lease agreement. We have incurred $0.6 million and $2.2 million of fees for various professional services for the three and nine months ended September 30, 2021, respectively, in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $0.6 million and $1.5 million of compensation and benefits for UTIS manufacturing employees, subsequent to the fire, for the three and nine months ended September 30, 2021, respectively. In connection with the UTIS fire, we have recognized anticipated insurance recoveries of $5.0 million and $6.5 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, less the applicable $0.3 million deductible, for the three and nine months ended September 30, 2021, respectively.
Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest on revolving credit facility	$—	$612	$106	$3,079
Interest rate swap settlements	—	2,769	—	3,191
Line of credit fees	292	112	856	430
Debt issuance amortization costs	178	138	536	414
Interest on finance leases	11	35	270	100
Interest income	(64)	(135)	(409)	(724)
Other	24	22	93	49
Total interest expense, net	$441	$3,553	$1,452	$6,539

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
Note 17 – Subsequent Events
Acquisition of Silicone Engineering Ltd.
On October 8, 2021, we acquired Silicone Engineering Ltd., a leading European manufacturer of silicone material solutions based in Lancashire, UK, for a combined purchase price of $175.6 million for the company, net of cash acquired, and its facility. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund the transaction, with the remaining amounts being used for general corporate purposes. Silicone Engineering expands our existing advanced silicones platform and provides us a European Center of Excellence to service customers requiring premium silicone solutions for applications in the EV/HEV, industrial, medical and other markets. Due to the timing of the acquisition, disclosures relating to the acquisition, including the allocation of the purchase price, have been omitted because the initial accounting for the transaction was incomplete as of the filing date of this report.
Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders will be asked to vote on the approval of the merger agreement at a special shareholder meeting that will be held on a date to be announced. The merger agreement is subject to approval by holders of 66 2/3% of the outstanding shares of the Company’s capital stock entitled to vote on such matter at the special shareholder meeting as well as receipt of regulatory approvals and satisfactions of other customary conditions.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•our ability to complete the proposed merger with DuPont de Nemours, Inc. (DuPont), the termination of which may cause us to incur substantial costs that may adversely affect our financial results and operations and the market price of our capital stock;
•the duration and impacts of the novel coronavirus (COVID-19) global pandemic and efforts to contain its transmission and distribute vaccines, including the effect of these factors on our business, suppliers, supply chains, customers, end users and economic conditions generally;
•failure to capitalize on, volatility within, or other adverse changes with respect to the Company’s growth drivers, including advanced mobility and advanced connectivity, such as delays in adoption or implementation of new technologies;
•failure to successfully execute on the Company’s long-term growth strategy;
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
If we are able to successfully execute on our growth strategy, we see an opportunity to double our annual revenues over the next five years. This robust outlook is supported by our participation in a number of fast-growing markets and by our strong competitive positions in these markets. Advanced connectivity markets, which are comprised of EV/HEV and ADAS, are expected to grow at the fastest rate. Third-party analysis projects that the EV/HEV market will grow at compound annual growth rate of more than 25% over the next five years and ADAS at a rate of more than 15% over that time period. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. In each of these areas we have secured a number of design wins and have a strong pipeline, which provides confidence in our growth outlook. In the ADAS market, we continue to build on our current position with new design wins, including those for next-generation automotive radar systems. Other markets with a strong growth trajectory include aerospace and defense, clean energy and portable electronics. These markets are projected to grow at high single digit rates and we expect that they will contribute to our growth strategy’s aim of doubling revenues over the next five years.
To support our revenue growth opportunity during the five-year strategic planning period, we have initiated a manufacturing expansion plan, which includes expanding capacity at existing Rogers’ manufacturing facilities, relocating existing manufacturing capabilities to enhance operational efficiency and adding new manufacturing facilities. This expansion plan will require a significant increase in capital spending together with an associated increase in operating expenses, as compared to historic capital spending and operating expenses over the previous five years. During the five-year strategic planning period, we also will have significant capital expenditures associated with implementing our enterprise resource planning system.
Proposed Merger with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders will be asked to vote on the approval of the merger agreement at a special shareholder meeting that will be held on a date to be announced. The merger agreement is subject to approval by holders of 66 2/3% of the outstanding shares of the Company’s capital stock entitled to vote on such matter at the special shareholder meeting as well as receipt of regulatory approvals and satisfactions of other customary conditions.
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
Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the third quarter of 2021 as compared to the third quarter of 2020, our net sales increased 18.0% to $238.3 million, our gross margin increased approximately 110 basis points to 38.5% from 37.4%, and operating income increased approximately 980 basis points to 14.2% from 4.4%. In the first nine months of 2021 as compared to the first nine months of 2020, our net sales increased approximately 18.7% to $702.4 million, our gross margin increased approximately 290 basis points to 38.6% from 35.7%, and operating income increased approximately 720 basis points to 15.2% from 8.0%.
•We made $25.0 million of discretionary principal payments on our revolving credit facility during the first nine months of 2021.
•We recognized $0.6 million of restructuring charges in the third quarter of 2021 and $2.9 million of restructuring charges in the first nine months of 2021, related to the manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment.
•In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea. This facility manufactures eSorba® polyurethane foams used in portable electronics and display applications. Operations at this facility will be disrupted into at least the first quarter of 2022. We signed a new lease for a 108,000 square foot facility with a 10-year term and a 5-year renewal option, which went into effect on October 1, 2021. We recognized net expense of $1.4 million in the third quarter of 2021 and $4.2 million in the first nine months of 2021, related to the financial impacts from the fire, which consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, lease impairments, compensation and benefits for certain of our UTIS employees and third-party property claims, partially offset by the recognition of certain anticipated insurance recoveries.
•Our net sales and gross margin results were tempered in the third quarter of 2021 due to continued supply chain disruptions, which we expect to continue into the fourth quarter of 2021.
•We incurred incremental transaction costs of $0.3 million and $0.3 million in the third quarter of 2021 and the third quarter of 2020, respectively, and incurred incremental transaction costs of $1.5 million and $4.3 million in the first nine months of 2021 and the first nine months of 2020, respectively, due to the COVID-19 pandemic.
•On October 8, 2021, we acquired Silicone Engineering Ltd., a leading European manufacturer of silicone material solutions based in Lancashire, UK, for a combined purchase price of $175.6 million for the company and its facility. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund the transaction, with the remaining amounts being used for general corporate purposes.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	38.5%	37.4%	38.6%	35.7%

Selling, general and administrative expenses	20.1%	24.9%	19.3%	22.3%
Research and development expenses	3.2%	3.5%	3.2%	3.7%
Restructuring and impairment charges	0.4%	4.7%	0.5%	1.6%
Other operating (income) expense, net	0.6%	(0.1)%	0.4%	0.1%
Operating income	14.2%	4.4%	15.2%	8.0%

Equity income in unconsolidated joint ventures	0.7%	0.5%	0.8%	0.5%
Pension settlement charges	(0.2)%	—%	(0.1)%	—%
Other income (expense), net	(0.2)%	0.7%	0.6%	0.2%
Interest expense, net	(0.2)%	(1.8)%	(0.2)%	(1.1)%
Income before income tax expense	14.3%	3.8%	16.3%	7.6%

Income tax expense	3.8%	0.3%	4.2%	1.7%

Net income	10.5%	3.5%	12.1%	5.9%

Net Sales and Gross Margin
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$238,263	$201,944	$702,434	$591,911
Gross margin	$91,654	$75,518	$270,986	$211,117
Percentage of net sales	38.5%	37.4%	38.6%	35.7%
Net sales increased by 18.0% in the third quarter of 2021 compared to the third quarter of 2020. Our AES and EMS operating segments had net sales increases of 20.9% and 13.3%, respectively. The increase in net sales was primarily due to higher net sales in the EV/HEV, wireless infrastructure and clean energy markets in our AES operating segment and higher net sales in the general industrial, EV/HEV and consumer markets in our EMS operating segment. The increase was partially offset by lower net sales in the portable electronics market in our EMS operating segment. Net sales were favorably impacted by foreign currency impacts of $5.2 million, or 2.6%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Net sales increased by 18.7% in the first nine months of 2021 compared to the first nine months of 2020. Our AES and EMS operating segments had net sales increases of 20.1% and 15.5%, respectively. The increase in net sales was primarily due to higher net sales in the EV/HEV, ADAS, clean energy, aerospace and defense and wireless infrastructure markets in our AES operating segment and higher net sales in the general industrial, EV/HEV, consumer and automotive markets in our EMS operating segment. The increase was partially offset by lower net sales in the portable electronics and mass transit markets in our EMS operating segment. Net sales were favorably impacted by foreign currency impacts of $21.6 million, or 3.6%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Gross margin as a percentage of net sales increased approximately 110 basis points to 38.5% in the third quarter of 2021 compared to 37.4% in the third quarter of 2020. Gross margin in the third quarter of 2021 was favorably impacted by higher volume, favorable absorption of fixed overhead costs and lower inventory reserve provisions in our AES and EMS operating segments, as well as favorable productivity improvements in our AES operating segment and favorable product mix in our EMS operating segment. This was partially offset by higher commodity and raw material costs, higher fixed overhead expenses and higher freight, duties and tariffs expenses in our AES and EMS operating segments, as well as unfavorable yield performance in our EMS operating segment, unfavorable product mix in our AES operating segment and unfavorable productivity performance due to raw material shortages in our EMS operating segment.

Gross margin as a percentage of net sales increased approximately 290 basis points to 38.6% in the first nine months of 2021 compared to 35.7% in the first nine months of 2020. Gross margin in the first nine months of 2021 was favorably impacted by higher volume, favorable absorption of fixed overhead costs and lower inventory reserve provisions in our AES and EMS operating segments, as well as favorable productivity improvements in our AES operating segment and favorable product mix in our EMS operating segment. This was partially offset by higher commodity and raw material costs, higher fixed overhead expenses and higher freight, duties and tariffs expenses in our AES and EMS operating segments, as well as unfavorable product mix in our AES operating segment, unfavorable yield performance in our EMS operating segment and unfavorable productivity performance due to raw material shortages in our EMS operating segment. The higher freight, duties and tariffs expenses were primarily due to the recognition in the second quarter of 2020 of $3.3 million of Chinese duty tax recoveries.
Our UTIS net sales were only slightly impacted by the fire at our UTIS manufacturing facility in Ansan, South Korea as a result of selling our undamaged finished goods inventory during the remainder of the first quarter of 2021. In the second and third quarters of 2021, we experienced a greater impact to our net sales than in the first quarter of 2021 due to the continued disruption to our UTIS operations.
In the third quarter of 2021, our net sales were tempered due to global supply chain disruptions, primarily related to semiconductor chip and other key component shortages, as well as regional power outages in China, and their impacts on customer demand, partially offset by the favorable impacts of commercial actions taken earlier in 2021. Further, supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our gross margin. In the first half of 2021, the impact of supply constraints and raw material cost increases, primarily due to the weather interruptions along the U.S. Gulf Coast as well as commodity price increases, somewhat tempered our net sales growth and gross margin results. The global supply chain disruptions experienced in the third quarter of 2021 and their impacts to our net sales and gross margin are expected to continue into the fourth quarter of 2021.
We incurred incremental transaction costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our gross margin by $0.3 million and $0.3 million in the third quarter of 2021 and the third quarter of 2020, respectively, and $1.4 million and $3.9 million in the first nine months of 2021 and the first nine months of 2020, respectively.

Selling, General and Administrative Expenses
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Selling, general and administrative expenses	$47,886	$50,230	$135,258	$132,254
Percentage of net sales	20.1%	24.9%	19.3%	22.3%
Selling, general and administrative (SG&A) expenses decreased 4.7% in the third quarter of 2021 from the third quarter of 2020, primarily due to a $12.3 million decrease in other intangible assets amortization and a $0.2 million decrease in depreciation. This was partially offset by a $4.3 million increase in total compensation and benefits, a $2.8 million increase in professional services, a $1.7 million increase in software expenses, a $0.3 million increase in recruiting/relocation/training expenses, a $0.3 million increase in travel and entertainment expenses, a $0.2 million increase in advertising costs and a $0.2 million increase in utility expenses.
SG&A expenses increased 2.3% in the first nine months of 2021 from the first nine months of 2020, primarily due to an $12.2 million increase in total compensation and benefits, a $2.9 million increase in professional services, a $3.3 million increase in software expenses, a $0.9 million increase in recruiting/relocation/training expenses, a $0.4 million increase in utility expenses and a $0.3 million increase in advertising costs. This was mostly offset by a $17.3 million decrease in other intangible assets amortization, a $0.6 million decrease in travel and entertainment expenses and a $0.2 million decrease in depreciation.
The decrease in amortization expense for the three and nine months ended September 30, 2021 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized amortization expense for our DSP definite-lived other intangible assets of $0.1 million and $12.2 million in the third quarter of 2021 and the third quarter of 2020, respectively, and $0.2 million and $17.0 million in the first nine months of 2021 and the first nine months of 2020, respectively.
The year-to-date decrease in travel and entertainment was primarily driven by the impacts of COVID-19.

Research and Development Expenses
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Research and development expenses	$7,531	$7,085	$22,195	$22,185
Percentage of net sales	3.2%	3.5%	3.2%	3.7%
R&D expenses increased 6.3% in the third quarter of 2021 from the third quarter of 2020 due to increases in total compensation and benefits, laboratory expenses and depreciation, partially offset by decreases in professional services expenses.
R&D expenses were flat in the first nine months of 2021 from the first nine months of 2020 due to increases in laboratory expenses and depreciation, almost entirely offset by decreases in professional services, travel and entertainment expenses and total compensation and benefits. The year-to-date decrease in travel and entertainment expenses was primarily driven by the impacts of COVID-19.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Restructuring and impairment charges	$1,007	$9,413	$3,260	$9,413
Other operating (income) expense, net	$1,431	$(4)	$3,536	$(96)
We incurred restructuring charges and related expenses associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized $0.6 million and $2.9 million of restructuring charges and related expenses pertaining to these restructuring projects in the third quarter of 2021 and the first nine months of 2021, respectively. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
With respect to other operating (income) expense, net, we recognized expense of $1.4 million and $3.5 million in the third quarter of 2021 and the first nine months of 2021, respectively, primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea in the first quarter of 2021. This impact consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, lease impairments, compensation and benefits for certain of our UTIS employees and third-party property claims, partially offset by the recognition of certain anticipated insurance recoveries. There may be other potential costs that cannot be reasonably foreseen or estimated at this time and we continue to evaluate information as it becomes available. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Equity income in unconsolidated joint ventures	$1,773	$937	$5,884	$3,177
As of September 30, 2021, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures increased 89.2% in the third quarter of 2021 from the third quarter of 2020, and increased 85.2% in the first nine months of 2021 from the first nine months of 2020. On a quarter-to-date basis and a year-to-date basis, the increase was due to higher net sales, driven by strong sales in the portable electronics and general industrial markets, and improved operational performance for RIC, primarily due to higher utilization of production capacity.

Pension Settlement Charges and Other Income (Expense), Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pension settlement charges	$(534)	$—	$(534)	$(55)
Other income (expense), net	$(469)	$1,446	$3,738	$1,294
In the third quarter of 2021, we recorded a $0.5 million pre-tax settlement charge in connection with further settlement efforts for the termination of the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)). For additional information, refer to “Note 11 – Pension Benefits and Other Postretirement Benefits.”

Other income (expense), net decreased to expense of $0.5 million in the third quarter of 2021 from income of $1.4 million in the third quarter of 2020. On a quarter-to-date basis, the decrease was due to unfavorable impacts from our copper derivative contracts and foreign currency derivative contracts, partially offset by unfavorable impacts from our foreign currency transactions.
Other income (expense), net increased to income of $3.7 million in the nine months of 2021 from income of $1.3 million in the first nine months of 2020. On a year-to-date basis, the increase was due to favorable impacts from our copper derivative contracts and foreign currency transactions, partially offset by unfavorable impacts from our foreign currency derivative contracts.

Interest Expense, Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense, net	$(441)	$(3,553)	$(1,452)	$(6,539)
Interest expense, net, decreased by 87.6% in the third quarter of 2021 from the third quarter of 2020, and decreased by 77.8% in the first nine months of 2021 from the first nine months of 2020. The decrease on quarter-to-date and year-to-date bases was primarily due to a lower weighted-average outstanding balance for our borrowings under our revolving credit facility. We expect interest expense, net to increase on a year-over-year quarter-to-date basis in the fourth quarter of 2021 from the fourth quarter of 2020, primarily due to recent borrowings under our revolving credit facility to complete an acquisition. We expect interest expense, net to decrease on a year-over-year year-to-date basis in the fourth quarter of 2021 from the fourth quarter of 2020, primarily due to a lower weighted-average outstanding balance for our borrowings under our revolving credit facility.

Income Taxes
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income tax expense	$8,999	$618	$29,371	$10,453
Effective tax rate	26.4%	8.1%	25.7%	23.1%
Our effective income tax rate was 26.4% and 8.1% for the three months ended September 30, 2021 and 2020, respectively. The increase from the third quarter of 2020 was primarily due to the beneficial impact of changes in valuation allowance related to R&D credits in 2020, partially offset by an increase in current quarter accruals of reserves for uncertain tax positions and the pretax mix across jurisdictions with disparate tax rates. Our effective income tax rate was 25.7% and 23.1% for the nine months ended September 30, 2021 and 2020, respectively. The increase from the first nine months of 2020 was primarily due to the beneficial impact of changes in valuation allowance related to R&D credits in 2020, partially offset by a decrease in the accruals of reserves for unrecognized tax benefits in 2021.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$134,991	$111,641	$407,309	$339,075
Operating income	$13,945	$290	$47,082	$22,138
AES net sales increased by 20.9% in the third quarter of 2021 compared to the third quarter of 2020. The increase in net sales over the third quarter of 2020 was primarily driven by higher net sales in the EV/HEV, wireless infrastructure and clean energy markets. Net sales were favorably impacted by foreign currency fluctuations of $2.9 million, or 2.6%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
AES net sales increased by 20.1% in the first nine months of 2021 compared to the first nine months of 2020. The increase in net sales over the first nine months of 2020 was primarily driven by higher net sales in the EV/HEV, ADAS, clean energy, aerospace and defense and wireless infrastructure markets. Net sales were favorably impacted by foreign currency fluctuations of $13.6 million, or 4.0%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Operating income increased by 4,708.6% in the third quarter of 2021 from the third quarter of 2020. The increase in operating income was primarily due to a $8.2 million decrease in restructuring charges, in addition to higher volume, favorable absorption of fixed overhead costs, favorable productivity improvements and a lower inventory reserves provision. This was partially offset by higher commodity costs, higher fixed overhead expenses, unfavorable product mix and higher freight, duties and tariffs expenses. As a percentage of net sales, operating income in the third quarter of 2021 was 10.3%, an approximately 1,000 basis point increase as compared to the 0.3% reported in the third quarter of 2020.
Operating income increased by 112.7% in the first nine months of 2021 from the first nine months of 2020. The increase in operating income was primarily due to higher volume, favorable absorption of fixed overhead costs, favorable productivity improvements and a lower inventory reserves provision, in addition to a $6.0 million decrease in restructuring charges. This was partially offset by higher commodity costs, unfavorable product mix, higher freight, duties and tariffs expenses and higher fixed overhead expenses. The higher freight, duties and tariffs expenses were primarily due to the recognition in the second quarter of 2020 of $3.3 million of Chinese duty tax recoveries. As a percentage of net sales, operating income in the first nine months of 2021 was 11.6%, an approximately 510 basis point increase as compared to the 6.5% reported in the first nine months of 2020.
Additionally, we incurred restructuring charges and related expenses associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized $0.6 million and $2.8 million of restructuring charges and related expenses pertaining to these restructuring projects, in the third quarter of 2021 and the first nine months of 2021, respectively. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
In the third quarter of 2021, our net sales were tempered due to global supply chain disruptions, primarily related to semiconductor chip and other key component shortages, as well as regional power outages in China, and their impacts on customer demand, partially offset by the favorable impacts of commercial actions taken earlier in 2021. Further, supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our gross margin. In the first half of 2021, the impact of supply constraints and raw material cost increases, primarily due to the weather interruptions along the U.S. Gulf Coast as well as commodity price increases, somewhat tempered our net sales growth and gross margin results. The global supply chain disruptions experienced in the third quarter of 2021 and their impacts to our net sales and gross margin are expected to continue into the fourth quarter of 2021.
Our AES operating segment incurred incremental transaction costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our operating income by $0.2 million and $0.2 million in the third quarter of 2021 and the third quarter of 2020, respectively, and $0.9 million and $2.6 million in the first nine months of 2021 and the first nine months of 2020, respectively.
Elastomeric Material Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$97,951	$86,444	$279,131	$241,596
Operating income	$18,104	$7,372	$53,818	$21,884
EMS net sales increased by 13.3% in the third quarter of 2021 compared to the third quarter of 2020. The increase in net sales over the third quarter of 2020 was primarily driven by higher net sales in the general industrial, EV/HEV and consumer markets, partially offset by lower net sales in the portable electronics market. Net sales were favorably impacted by foreign currency fluctuations of $2.2 million, or 2.6%, due to the appreciation in value of the Chinese renminbi and euro relative to the U.S. dollar.
EMS net sales increased by 15.5% in the first nine months of 2021 compared to the first nine months of 2020. The increase in net sales over the first nine months of 2020 was primarily driven by higher net sales in the general industrial, EV/HEV, consumer and automotive markets, partially offset by lower net sales in the portable electronics and mass transit markets. Net sales were favorably impacted by foreign currency fluctuations of $7.4 million, or 3.1%, due to the appreciation in value of the Chinese renminbi and euro relative to the U.S. dollar.
Operating income increased by 145.6% in the third quarter of 2021 from the third quarter of 2020. As a result of the acceleration of amortization expense related to the DSP customer relationships and trademarks and trade names definite-lived other intangible assets in 2020, we recognized lower amortization expense in the third quarter of 2021 compared to the third quarter of 2020. The increase in operating income was also due to higher volume, favorable absorption of fixed overhead costs, favorable product mix and a lower inventory reserves provision. This was partially offset by unfavorable yield performance, higher fixed overhead expenses, higher freight, duties and tariffs expenses, as well as higher raw material costs and unfavorable productivity performance due to raw material shortages. As a percentage of net sales, operating income in the third quarter of 2021 was 18.5%, an approximately 1,000 basis point increase as compared to the 8.5% reported in the third quarter of 2020.
Operating income increased by 145.9% in the first nine months of 2021 from the first nine months of 2020. As a result of the acceleration of amortization expense related to the DSP customer relationships and trademarks and trade names definite-lived other intangible assets in 2020, we recognized lower amortization expense in the first nine months of 2021 compared to the first nine months of 2020. The increase in operating income was also due to higher volume, favorable product mix, favorable absorption of fixed overhead costs and a lower inventory reserves provision. This was partially offset by higher freight, duties and tariffs expenses, unfavorable yield performance, higher fixed overhead expenses, as well as higher raw material costs and unfavorable productivity performance due to raw material shortages. As a percentage of net sales, operating income in the first nine months of 2021 was 19.3%, an approximately 1,020 basis point increase as compared to the 9.1% reported in the third quarter of 2020.
The decrease in amortization expense for the three and nine months ended September 30, 2021 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized amortization expense for our DSP definite-lived other intangible assets of $0.1 million and $12.2 million in the third quarter of 2021 and the third quarter of 2020, respectively, and $0.2 million and $17.0 million in the first nine months of 2021 and the first nine months of 2020, respectively.
Additionally, we recognized expense of $1.4 million and $4.2 million primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea in 2021 for the third quarter of 2021 and the first nine months of 2021, respectively. This impact consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, compensation and benefits for certain of our UTIS employees, partially offset by the recognition of certain anticipated insurance recoveries. There may be other potential costs that cannot be reasonably foreseen or estimated at this time and we continue to evaluate information as it becomes available. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Our UTIS net sales were only slightly impacted by the fire at our UTIS manufacturing facility in Ansan, South Korea as a result of selling our undamaged finished goods inventory during the remainder of the first quarter of 2021. In the second and third quarters of 2021, we experienced a greater impact to our net sales than in the first quarter of 2021 due to the continued disruption to our UTIS operations.
In the third quarter of 2021, our net sales were tempered due to global supply chain disruptions, primarily related to semiconductor chip and other key component shortages, as well as regional power outages in China, and their impacts on customer demand, partially offset by the favorable impacts of commercial actions taken earlier in 2021. Further, supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our gross margin. In the first half of 2021, the impact of supply constraints and raw material cost increases, primarily due to the weather interruptions along the U.S. Gulf Coast as well as commodity price increases, somewhat tempered our net sales growth and gross margin results. The global supply chain disruptions experienced in the third quarter of 2021 and their impacts to our net sales and gross margin are expected to continue into the fourth quarter of 2021.
Our EMS operating segment incurred incremental transaction costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our operating income by $0.2 million and $0.1 million in the third quarter of 2021 and the third quarter of 2020, respectively, and $0.6 million and $1.6 million in the first nine months of 2021 and the first nine months of 2020, respectively.
Other

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$5,321	$3,859	$15,994	$11,240
Operating income	$1,750	$1,132	$5,837	$3,339
Net sales in this segment increased by 37.9% in the third quarter of 2021 from the third quarter of 2020. The increase in net sales over the third quarter of 2020 was primarily driven by higher demand in the automotive market. Net sales were favorably impacted by foreign currency fluctuations of $0.2 million, or 4.3%, due to the appreciation in value of the Chinese renminbi relative to the U.S. dollar.
Net sales in this segment increased by 42.3% in the first nine months of 2021 from the first nine months of 2020. The increase in net sales over the first nine months of 2020 was primarily driven by higher demand in the automotive market. Net sales were favorably impacted by foreign currency fluctuations of $0.5 million, or 4.8%, due to the appreciation in value of the Chinese renminbi relative to the U.S. dollar.

Operating income increased 54.6% in the third quarter of 2021 compared to the third quarter of 2020. The increase in operating income was primarily driven by higher volume and favorable absorption of fixed overhead costs, partially offset by higher fixed overhead expenses and higher freight expenses.
Operating income increased 74.8% in the first nine months of 2021 compared to the first nine months of 2020. The increase in operating income was primarily driven by higher volume and favorable absorption of fixed overhead costs, partially offset by higher fixed overhead expenses and higher freight expenses.
As a percentage of net sales, operating income in the third quarter of 2021 was 32.9%, a 360 basis point increase as compared to the 29.3% reported in the third quarter of 2020. As a percentage of net sales, operating income in the first nine months of 2021 was 36.5%, a 680 basis point increase as compared to the 29.7% reported in the first nine months of 2020.
Liquidity, Capital Resources and Financial Position
We believe that our existing sources of liquidity and cash flows that we expect to generate from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures, research and development efforts and our debt service commitments, for at least the next 12 months. Our merger agreement with DuPont does not restrict these currently planned capital expenditures. We regularly review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships in an effort to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	September 30, 2021	December 31, 2020
United States	$48,866	$21,657
Europe	45,220	55,449
Asia	126,815	114,679
Total cash and cash equivalents	$220,901	$191,785
Approximately $172.0 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of September 30, 2021. We did not make any changes in the nine months ended September 30, 2021 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Key Financial Position Accounts:
Cash and cash equivalents	$220,901	$191,785
Accounts receivable, net	$163,804	$134,421
Inventories	$118,216	$102,360
Borrowings under revolving credit facility	$—	$25,000
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2020 to September 30, 2021 were as follows:
•Accounts receivable, net increased 21.9% to $163.8 million as of September 30, 2021 from $134.4 million as of December 31, 2020. The increase from year-end was primarily due to higher net sales at the end of the third quarter of 2021 compared to at the end of 2020, as well as the recognition of receivables for anticipated insurance related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees.
•Inventories increased 15.5% to $118.2 million as of September 30, 2021, from $102.4 million as of December 31, 2020, primarily driven by raw material cost increases as well as the ramp up of raw material purchases and production efforts to meet anticipated demand.
•Borrowings under revolving credit facility were nil as of September 30, 2021 compared to $25.0 million as of December 31, 2020. This was as a result of $25.0 million of discretionary principal payments on our revolving credit facility during the first nine months of 2021. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund our acquisition of Silicone Engineering Ltd., which was completed on October 8, 2021. The remaining amounts were used for general corporate purposes. For additional information regarding this facility and the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q. For additional information regarding our acquisition of Silicone Engineering Ltd., refer to “Note 17 – Subsequent Events” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
Key Cash Flow Measures:
Net cash provided by operating activities	$106,115	$113,673
Net cash used in investing activities	$(42,697)	$(28,944)
Net cash (used in) provided by financing activities	$(30,844)	$(67,033)
As of September 30, 2021, cash and cash equivalents were $220.9 million as compared to $191.8 million as of December 31, 2020, an increase of $29.1 million, or 15.2%. This increase was primarily due to cash flows generated by operations, partially offset by $25.0 million of discretionary principal payments on our revolving credit facility during the first nine months of 2021, $43.4 million in capital expenditures and $2.8 million in tax payments related to net share settlement of equity awards.
In 2021, we continue to expect capital spending to be in the range of approximately $70.0 million to $80.0 million, which we plan to fund with cash from operations. This range includes the capital expenditures necessary to restore the UTIS operations, a significant portion of which we expect to be reimbursed by insurance proceeds.
Restrictions on Payment of Dividends
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during each fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2021.
Under the terms of the merger agreement with DuPont, we are restricted from paying any dividends or other distributions to our shareholders, or making any material modifications to our dividend policy, without the prior approval of DuPont.
Contingencies
During the third quarter of 2021, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the third quarter of 2021.
Recent Accounting Pronouncements
Refer to “Note 16 – Recent Accounting Standards” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including expected dates of adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2021. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2021. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
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
Item 1A.Risk Factors
We may not be able to complete the proposed merger with DuPont and we may incur substantial costs that may adversely affect our financial results and operations and the market price of our capital stock.
Adoption of the merger agreement is subject to customary closing conditions, including the receipt of foreign and domestic regulatory approvals and the requisite approval of our shareholders, which may not be fulfilled in a timely manner or at all, and accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement, or Rogers or DuPont may unilaterally elect to terminate the merger agreement under certain circumstances. If the merger agreement is terminated under certain circumstances, we may be required to pay a $135.0 million termination fee to DuPont. If the proposed merger with DuPont is not completed, the price of our capital stock may decline to the extent that the current market price of our capital stock reflects a market assumption that the merger will be completed. Additionally, if the merger is not completed, we may experience negative reactions from financial markets and our suppliers, customers and employees. Each of these factors may adversely affect the trading price of our capital stock, as well as our results and operations and financial condition. Rogers and DuPont may also be subject to lawsuits challenging the merger, and adverse rulings in these lawsuits may delay or prevent the merger from being completed or require Rogers or DuPont to incur significant costs to defend or settle these lawsuits. Any delay in completing the merger could cause us not to realize, or be delayed in realizing, some or all of the benefits that we expect to achieve if the merger is successfully completed within the anticipated time frame.
While the proposed merger is pending, we will be subject to contractual restrictions that could adversely affect our business and operations.
The merger agreement with DuPont restricts us from taking specified actions without DuPont’s consent until the merger is completed or the merger agreement is terminated, including making certain significant acquisitions or investments, incurring certain indebtedness, making non-ordinary course capital expenditures in excess of certain thresholds, amending or modifying certain material contracts, divesting certain assets, and making certain non-ordinary course changes to personnel and employee compensation. These restrictions, and others more fully described in the merger agreement, may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.
Uncertainties related to the merger could adversely affect our businesses, sales and gross margins.
In response to the announcement of the merger or due to ongoing uncertainty about the merger, customers may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase our products and services due to uncertainty about the direction of our offerings and willingness to support our products. To the extent that the merger creates uncertainty among those persons and organizations contemplating purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases in connection with the planned merger, our revenues could be adversely affected. We may make assurances to customers to address their uncertainty about the direction of our products and related support offerings, which may result in additional obligations. In addition, the announcement of the merger may cause prospective customers to delay or defer purchasing decisions resulting in a decline in our net sales, which could have a significant impact on our results of operations and financial condition. Our quarterly net sales and net income could be substantially below expectations of market analysts, potentially resulting in a decline in our stock price. We may also experience negative reactions from the Company’s employees, suppliers, vendors, or regulators. Additionally, matters relating to the merger will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

Item 6.    Exhibits

List of Exhibits:

3.1	Restated Articles of Organization of Rogers Corporation, as amended, incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3.2	Amended and Restated Bylaws of Rogers Corporation, effective February 11, 2016, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016.

10.1	Letter Agreement between the Company and Ramakumar Mayampurath, dated May 1, 2021, filed herewith.

10.2
Agreement and Plan of Merger, dated as of November 1, 2021, by and among Rogers Corporation, DuPont de Nemours, Inc. and Cardinalis Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 2, 2021.

31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and September 30, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and September 30, 2020, (iii) Condensed Consolidated Statements of Financial Position as of September 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President and Chief Financial Officer
Principal Financial Officer
Dated: November 5, 2021