Form 10-K
period 2021-12-31
ROGERS CORP
filed 2022-02-22
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,726,261,447. Rogers has no non-voting common equity. The number of shares outstanding of common stock as of February 17, 2022 was 18,803,211.

ROGERS CORPORATION
FORM 10-K

December 31, 2021

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
•uncertain business, economic and political conditions in the United States (U.S.) and abroad, particularly in China, South Korea, Germany, Belgium, England and Hungary, where we maintain significant manufacturing, sales or administrative operations;
•the trade policy dynamics between the U.S. and China reflected in trade agreement negotiations, the imposition of tariffs and other trade restrictions, as well as the potential for U.S.-China supply chain decoupling;
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
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on growth drivers, including advanced mobility and advanced connectivity. More specifically, in addition to the impact of COVID-19 discussed below, the key medium- to long-term trends currently affecting our business include the increasing electrification of vehicles, including electric and hybrid electric vehicles (EV/HEV), and increasing use of advanced driver assistance systems (ADAS) in the automotive industry and the growth of 5G smartphones in the portable electronics industry. In addition to our focus on advanced mobility and advanced connectivity in the automotive, portable electronics and telecommunications industries, we sell into a variety of other markets including general industrial, aerospace and defense, mass transit, clean energy and connected devices.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on factors for success as a manufacturer of engineered materials and components: performance, reliability, service, cost, efficiency, innovation and technology. We have expanded our capabilities through organic investment and acquisitions and strive to ensure high quality solutions for our customers. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally. We have established or expanded our capabilities in various locations in support of our customers’ growth initiatives.
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
If we are able to successfully execute on our growth strategy, we see an opportunity to double our annual revenues over the next five years. This robust outlook is supported by our participation in a number of fast-growing markets and by our strong competitive positions in these markets. Advanced mobility markets, which are comprised of EV/HEV and ADAS, are expected to grow at the fastest rate. Third-party analysis projects that the EV/HEV market will grow at compound annual growth rate of more than 25% over the next five years and ADAS at a rate of more than 15% over that time period. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. In each of these areas we have secured a number of design wins and have a strong pipeline, which provides confidence in our growth outlook. In the ADAS market, we continue to build on our current position with new design wins, including those for next-generation automotive radar systems. Other markets with a strong growth trajectory include aerospace and defense, clean energy and portable electronics. These markets are projected to grow at high single digit rates and we expect that they will contribute to our growth strategy’s aim of doubling revenues over the next five years.
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
Proposed Merger with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger is subject to receipt of regulatory approvals and satisfaction of other customary conditions. The merger is expected to close by the end of the second quarter of 2022.
COVID-19 Update
The global COVID-19 pandemic has affected and continues to affect Rogers’ business, operations and demand from customers with the emergence and spread of new variants of the virus, such as Delta and Omicron, although to a lesser extent than in

2020, mainly due to the rollout of vaccinations. In response to the outbreak, Rogers prioritized the safety and well-being of its employees—including incentivizing vaccinations, implementing social distancing initiatives in its facilities, providing remote working arrangements for certain employees, expanding personal protective equipment usage, enhancing plant hygiene processes and extending employee benefits, while at the same time taking actions to preserve business continuity. Our non-manufacturing employees transitioned seamlessly to remote working arrangements and are effectively collaborating both internally and with our customers. In some cases, based on local conditions, non-manufacturing employees have returned to their worksites. We expect that the COVID-19 pandemic will have a continuing but uncertain impact on our business and operations in the short- and medium-term.
Operating Segments
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, wireless infrastructure (i.e., power amplifiers, antennas and small cells), automotive (i.e., ADAS), telematics and thermal solutions, aerospace and defense (i.e., antenna systems, communication systems and phased array radar systems), mass transit, clean energy (i.e., variable frequency drives, renewable energy), connected devices (i.e., mobile internet devices and thermal solutions) and wired infrastructure (i.e., computing and IP infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, 92ML™, IsoClad® Series, MAGTREX™, XTremeSpeed RO1200™ Laminates, IM Series™, 2929 Bondply, 3001 Bondply Film and SpeedWave™ Prepreg. As of December 31, 2021, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Evergem, Belgium; Budapest, Hungary; and Suzhou, China.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation and printing markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, Griswold®, XRD®, Silicone Engineering and R/bak®.
As of December 31, 2021, our EMS operating segment had manufacturing and administrative facilities in Moosup, Connecticut; Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Evergem, Belgium; Blackburn, England; Ansan, South Korea; and Suzhou, China. We also own 50% of two unconsolidated joint ventures: (1) Rogers Inoac Corporation (RIC), a joint venture established in Japan to design, develop, manufacture and sell PORON® products predominantly for the Japanese market and (2) Rogers INOAC Suzhou Corporation (RIS), a joint venture established in China to design, develop, manufacture and sell PORON® products primarily for RIC customers in various Asian countries. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.
Other
Our Other operating segment consists of elastomer components for applications in the general industrial market, as well as elastomer floats for level sensing in fuel tanks, motors, and storage tanks applications in the general industrial and automotive markets. We sell our elastomer components under our ENDUR® trade name and our floats under our NITROPHYL® trade name.
Sales and Competition
We sell our materials and components primarily through direct sales channels positioned near major concentrations of our customers in North America, Europe and Asia. We sold to approximately 3,400 customers worldwide in 2021, primarily OEMs and component suppliers. No individual customer represented more than 10% of our total net sales for 2021; however, there are concentrations of OEM customers in our AES operating segment (semiconductor and automotive manufacturers). Although the loss of any one of our larger customers would require a period of adjustment, during which the results of operations could be materially adversely impacted, we believe that such events could be successfully mitigated over a period of time due to the diversity of our customer base.
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
We compete primarily with manufacturers of high-end materials, some of which are large, multi-national companies, principally on the basis of innovation, historical customer relationships, product quality, reliability, performance and price, technical and engineering service and support, breadth of product line, and manufacturing capabilities. We also compete with manufacturers of commodity materials, including smaller regional producers with lower overhead costs and profit requirements located in Asia that attempt to upsell their products based principally upon price, particularly for products that have matured in their life cycle. We believe that we have a competitive advantage because of our reputation for innovation, the performance, reliability and quality of our materials and components, and our commitment to technical support and customer service.
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
Manufacturing and Raw Materials
The key raw materials used in our business are as follows: for our AES operating segment, copper, polymer, polytetraflouroethylene, fiberglass materials and ceramic and brazing paste materials, including silver; and for our EMS operating segment, polyol, isocyanates, polytetraflouroethylene, ultra-high molecular weight polyethylene materials, silicone and natural rubber materials.
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
Human Capital Management
The Company’s continuing success derives from our talented and dedicated employees globally, who are responsible for the innovation, operations and ethics foundational to our business and its future. In 2021, our employees navigated the challenges from COVID-19, and, with an overarching commitment to health and safety, maintained a steady flow of materials for our customers, including for critical infrastructure and health applications.
As of December 31, 2021, we employed approximately 3,675 people, of whom approximately 1,350 were employed in the U.S., 1,400 in Europe and 800 in China. Approximately 425 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements and approximately 950 of our European employees are covered by work council arrangements.
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
As part of our efforts to ensure employee safety related to COVID-19, we have taken a structured approach to control potential onsite exposures. We have global, regional and site-specific pandemic steering committees ensuring that policies and procedures are developed and implemented in accordance with recommendations put forth by the recognized health authorities in each part of the world in which we operate. All policy recommendations, new or changed, are reviewed and approved by our executive leadership team, ensuring timely communication to our employees prior to implementation.
The global committee has worked to ensure that employees understand that the Company supports the position that vaccination is the best means of minimizing the effects of a COVID-19 infection. In 2021, we provided a financial incentive for employees who became fully vaccinated, which helped drive a global employee vaccination rate of approximately 70%. As a means of continuing to incentivize employees to seek vaccination, policies now offer paid time for employees to get vaccinated, recover from any side effects from vaccination, or to seek testing. We have implemented a number of exposure control requirements for all individuals at our operating locations.
We continue to follow the guidance issued by recognized authorities around the world and make adjustments to our global, regional, and local policies as necessary. The global committee will continue to meet regularly to provide guidance to our organization as circumstances evolve.
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

Information About Our Executive Officers
Our executive officers as of February 22, 2022 were as follows:

Name	Age	Present Position	Year Appointed to Present Position	Other Relevant Positions Held
Bruce D. Hoechner	62	President and Chief Executive Officer, Director, Principal Executive Officer	2011
Ramakumar Mayampurath	58	Senior Vice President and Chief Financial Officer, Principal Financial Officer	2021	Vice President, Corporate Finance from December 2020 to May 2021; Vice President, Business Transformation from March 2020 to December 2020; Vice President, Financial Planning and Analysis from November 2014 to December 2020
Jonathan J. Rowntree	50	Senior Vice President and General Manager, Advanced Electronics Solutions	2019	Senior Vice President and Global Head of Industrial Electronics, Henkel Electronic Materials, from January 2017 to May 2019; Senior Vice President and General Manager, Henkel Electronic Materials, from July 2015 to December 2016.
Randall C. Gouveia	58	Senior Vice President and General Manager, Elastomeric Material Solutions	2019	Vice President and General Manager, Eastman Chemical Co., from December 2014 to June 2019.
Peter B. Williams	59	Senior Vice President, Global Operations and Supply Chain	2019	Vice President of Global Operations, MKS Instruments, 2011 to July 2019.
Robert C. Daigle	58	Senior Vice President and Chief Technology Officer	2009
Jay B. Knoll	58	Senior Vice President, Corporate Development, General Counsel, Chief Sustainability Officer and Secretary	2021	Vice President and General Counsel, Rogers Corporation, from November 2014 to February 2017. Senior Vice President, Corporate Development, General Counsel and Secretary, from February 2017 to October 2021.
Benjamin M. Buckley	49	Vice President and Chief Human Resources Officer	2019	Associate General Counsel and Director of Global Compliance and Integrity, Rogers Corporation, from October 2014 to January 2019.
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
Risks Relating to the DuPont Merger
We may not be able to complete the proposed merger with DuPont and we may incur substantial costs that may adversely affect our financial results and operations and the market price of our capital stock.
Adoption of the merger agreement is subject to customary closing conditions, including the receipt of foreign and domestic regulatory approvals, which may not be fulfilled in a timely manner or at all, and accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement, or Rogers or DuPont may unilaterally elect to terminate the merger agreement under certain circumstances. If the merger agreement is terminated under certain circumstances, we may be required to pay a $135.0 million termination fee to DuPont. If the proposed merger with DuPont is not completed, the price of our capital stock may decline to the extent that the current market price of our capital stock reflects a market assumption that the merger will be completed. Additionally, if the merger is not completed, we may experience negative reactions from financial markets and our suppliers, customers and employees. Each of these factors may adversely affect the trading price of our capital stock, as well as our results and operations and financial condition. Several lawsuits relating to the merger have been filed, as discussed further in “Item 3. Legal Proceedings.” Rogers and DuPont may be subject to additional lawsuits challenging the merger, and adverse rulings in these lawsuits may delay or prevent the merger from being completed or require Rogers or DuPont to incur significant costs to defend or settle these lawsuits. Any delay in completing the merger could cause us not to realize, or be delayed in realizing, some or all of the benefits that we expect to achieve if the merger is successfully completed within the anticipated time frame.
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
The COVID-19 pandemic continues to have global impacts and has resulted in governmental authorities implementing numerous responsive measures, such as travel bans and other restrictions, including quarantines, shelter-in-place and stay-home orders, transportation disruptions, closures and shutdowns. We maintain significant manufacturing and administrative operations in the U.S., China, Belgium, Germany, England, South Korea and Hungary, and each of these countries has been significantly affected by the outbreak and taken measures to try to contain it and to distribute vaccines as they are approved. We have also modified our business practices in an effort to ensure business continuity while promoting continued employee health and well-being. Collectively, these measures have impacted and are likely to continue to impact our workforce and operations. In addition, the outbreak and associated responsive measures have resulted in significant disruption of the global economy, including increased volatility in financial markets, supply chains and demand for certain goods and services, as well as significant intervention and stimulus measures by governments.
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
We derived approximately 28% and 19% of our net sales for the year ended December 31, 2021 from sales relating to the key market growth drivers of advanced mobility and advanced connectivity, respectively. These growth drivers are served by our direct and indirect customers in a variety of markets, including automotive (i.e., ADAS) and EV/HEV, wireless infrastructure and portable electronics. These growth drivers, as well as specific market and industry trends within them, may be volatile, cyclical and sensitive to a variety of factors, including general economic conditions (including higher inflation and interest rates), demand disruptions (including third-party component availability at our customers), technology disruptions, consumer preferences and political priorities. Adverse or cyclical changes to and within these growth drivers, such as delays in adoption or implementation of new technologies, has resulted in, and may continue to result in, reduced demand for certain of our products, production overcapacity, increased inventory levels and related risks of obsolescence, as well as price erosion, ultimately leading to a decline in our operating results. Acceleration within these growth drivers and corresponding rapid increases in demand for certain products may also require us to make significant capital investments or acquisitions in facilities and information systems and significantly increase our personnel in order to increase production levels and to maintain customer relationships and market positions. However, we may not be able to increase our production levels with sufficient speed or efficiency to capitalize on such increases in demand.
We have extensive international operations, and events and circumstances that have general international consequence or specific impact in the countries in which we operate may materially adversely affect our business.
For the year ended December 31, 2021, approximately 72% of our net sales resulted from sales in foreign markets, with approximately 47% and 24% of such net sales occurring in Asia and Europe, respectively. We expect our net sales in foreign markets to continue to represent a substantial majority of our consolidated net sales. We maintain significant manufacturing and administrative operations in China, Belgium, Germany, England, South Korea and Hungary, and approximately 60% of our employees were located outside the U.S. as of December 31, 2021. Risks related to our extensive international operations include the following:
•foreign currency fluctuations, particularly in the value of the euro, the Chinese renminbi, the South Korean won, the British pound, the Japanese yen and the Hungarian forint against the U.S. dollar;
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
The foregoing risks may be particularly acute in emerging markets such as China, where our operations are subject to greater uncertainty due to increased volatility associated with the developing nature of the economic, legal and governmental systems of these countries, changes in bilateral and multilateral arrangements with the U.S. and other governments, and challenges that some multinational customers that are headquartered in emerging markets may have complying fully with U.S. and other developed market extraterritorial regulations. In addition, our business has been, and may continue to be, adversely affected by the lack of development, or disruptions, of transportation or other critical infrastructure, including wireless infrastructure, in emerging markets. If we are unable to successfully manage the risks associated with expanding our global business, or to adequately manage operational fluctuations, it may materially adversely affect our business, results of operations and financial position.
Deteriorating trade relations between the U.S. and China, other trade conflicts and barriers, economic sanctions, and Chinese policies to decrease dependence on foreign suppliers could limit or prevent certain existing or potential customers from doing business with us and materially adversely affect our business.
The increased trade conflicts between the U.S. and its major trading partners, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, could adversely impact our business. In particular, we have experienced and expect that we may in the future experience impacts on our business due to the increase in trade conflicts between the U.S. and China. The May 2019 U.S. Department of Commerce addition of Huawei Technologies Co., Ltd. (Huawei) to its “entity list,” and subsequently implemented Foreign Direct Products Rules, limited the ability of U.S. and foreign companies to export products and license technologies to Huawei. Such export controls, as well as retaliatory controls and tariffs that China has imposed and which remain in place to a certain extent under the Phase 1 agreement reached between the U.S. and China on January 15, 2020, could continue to restrict our ability to do business with Chinese customers. Further U.S. government actions to protect domestic economic and security interests could lead to further restrictions. China continues to be a fast-developing market, and an area of potential growth for us. Sales to customers located in China and the Asia Pacific region have typically accounted for nearly half of our total sales and a substantial majority of our overall sales to customers located outside the U.S. In addition, certain of the end products created in China that incorporate our products are ultimately sold outside of the Asia Pacific region. We expect that revenue from these sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material component of our total revenue. Therefore, any financial crisis, trade war or dispute or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our business, results of operations and financial position.
China’s stated policy of reducing its dependence on foreign manufacturers and technology companies has resulted and may continue to result in reduced demand for our products in China. These trends, combined with supply chain disruptions caused by COVID-19, may lead to increased decoupling of the supply chains for U.S. and Chinese economies, thereby leading to reduced market opportunities and disrupted supply chains for U.S. companies with sales and operations in China. Increased geopolitical tensions between the U.S. and China would likely accelerate these trends. Both countries could pursue policies to reduce their dependence on foreign goods. Such policies could have a material adverse impact on our business, results of operations and financial position. In addition, as a consequence of such policies, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position.
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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss or disruption due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters or events. If any of these facilities, supply chains or systems were to experience a catastrophic loss or disruption, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. For instance, the COVID-19 pandemic and related quarantines and work and travel restrictions have disrupted, and may continue to disrupt, production of and demand for certain of our products. Additionally, there was a fire at our UTIS manufacturing facility in Ansan, South Korea in early

February 2021, which resulted in extensive damage to the manufacturing site. While some commercial operations resumed in late 2021, with the launch of a replacement production line at one of our Suzhou, China facilities, as we have not yet resumed commercial operations in South Korea. The extent to which these events will affect our results of operations and financial position remains uncertain. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses or disruptions.
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
Our credit agreement historically permitted us to borrow euro-currency loans that bear interest based on the London interbank offered rate (LIBOR), plus a specified spread. As announced in March 2021 by the United Kingdom’s Financial Conduct Authority (FCA) and LIBOR’s administrator, the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities ceased immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. Certain LIBOR borrowings may now be unavailable. Rogers Corporation and JPMorgan Chase Bank, N.A. entered into an amendment to our credit agreement that provides for a a new benchmark interest rate to replace the discontinued LIBOR reference rates as necessary. There is a risk that this new reference rate may be higher than our projected future LIBOR interest rates, thereby causing the cost of our borrowings to increase.
We may be adversely affected by litigation stemming from product liability and other claims.
Our products may contain defects that we do not detect before sale, which may lead to warranty or damage claims against us or product recalls. We are involved in various unresolved legal matters that arise in the ordinary course of our operations or otherwise, including asbestos-related product liability claims related to our operations before the 1990s. For additional information, refer to “Item 3. Legal Proceedings” and “Note 12 – Commitments and Contingencies” to “Item 8. Financial Statements and Supplementary Data.” We maintain insurance coverage with respect to certain claims, but the policy coverage limits may not be adequate or cover a particular loss. Costs associated with, among other things, the defense of, or settlements or judgments relating to, claims against us that are not covered by insurance or that result in settlements in excess of insurance coverage may adversely affect our business, results of operations and financial position. Irrespective of insurance coverage, claims against us could divert the attention of our senior management and/or result in reputational damage, thereby adversely affecting our business.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate various general offices and manufacturing facilities throughout the U.S., Europe and Asia. The following table provides certain information about the material general offices and manufacturing facilities used by our operating segments:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned	Operating Segment
United States
Chandler, Arizona	147,000	Manufacturing	Owned	AES
Chandler, Arizona	105,100	Manufacturing	Owned	AES
Chandler, Arizona	100,000	Manufacturing	Owned	AES
Chandler, Arizona	75,000	Administrative Offices	Owned	All
Rogers, Connecticut	388,100	Manufacturing / Administrative Offices	Owned	All
Moosup, Connecticut	185,500	Manufacturing	Owned	EMS
Woodstock, Connecticut	150,600	Manufacturing	Owned	EMS
Carol Stream, Illinois	216,600	Manufacturing	Owned	EMS
Bear, Delaware	125,000	Manufacturing / Administrative Offices	Owned	All
Narragansett, Rhode Island	84,600	Manufacturing	Owned	EMS
Burlington, Massachusetts	6,000	R&D Lab / Administrative Offices	Leased through 2/2024	All
Europe
Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Owned	AES
Eschenbach, Germany	51,000	Warehouse / Administrative Offices	Leased through 12/2024	AES
Eschenbach, Germany	24,100	Warehouse / Administrative Offices	Leased through 12/2022	AES
Evergem, Belgium	122,000	Manufacturing / Administrative Offices	Owned	All
Evergem, Belgium	55,700	Warehouse / Administrative Offices	Leased through 5/2022	AES
Ghent, Belgium	45,000	Warehouse	Leased through 3/2023	All
Budapest, Hungary	47,000	Manufacturing	Leased through 2/2023	AES
Blackburn, England	58,000	Manufacturing / Warehouse /Administrative Offices	Owned	EMS
Blackburn, England	9,000	Warehouse	Leased through 8/2029	EMS
Asia
Suzhou, China	821,000	Manufacturing / Administrative Offices	Owned	All
Suzhou, China	77,000	Manufacturing / Administrative Offices	Leased through 12/2031	EMS
Item 3. Legal Proceedings
Asbestos Products Litigation
We, like many other industrial companies, have been named as a defendant in a number of lawsuits filed in courts across the country by persons alleging personal injury from exposure to products containing asbestos. We were a defendant in 543 asbestos-related product liability cases as of December 31, 2021, compared to 561 cases as of December 31, 2020, with the change reflecting new cases, dismissals, settlements and other dispositions. We have never mined, milled, manufactured or marketed asbestos; rather, we made and provided to industrial users a limited number of products that contained encapsulated asbestos, but we stopped manufacturing these products in the late 1980s. In virtually all of the cases against us, the plaintiffs are seeking unspecified damages above a jurisdictional minimum against multiple defendants who may have manufactured, sold or used asbestos-containing products to which the plaintiffs were allegedly exposed and from which they purportedly suffered injury. Most of these cases are being litigated in Maryland, Illinois, Missouri and New York; however, we are also defending cases in other states. We intend to vigorously defend these cases, primarily on the basis of the plaintiffs’ inability to establish compensable loss as a result of exposure to our products. As of December 31, 2021, the estimated liability and estimated insurance recovery for all current and future indemnity and defense costs projected through 2064 was $68.3 million and $62.6 million, respectively.
The indemnity and defense costs of our asbestos-related product liability litigation to date have been substantially covered by insurance. As of December 31, 2021, our consolidated statements of financial position include a $5.8 million net accrual of estimated asbestos-related expenses that exceed asbestos-related insurance coverage for all current and future indemnity and defense costs projected through 2064. For additional information regarding our asbestos-related product liability litigation, refer to “Note 12 – Commitments and Contingencies” to “Item 8. Financial Statements and Supplementary Data.”

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
Our capital stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 17, 2022, we had 291 shareholders of record.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Rogers Corporation
S&P Industrials
S&P Small Cap 600 Electronic Equipment, Instruments & Components

Issuer Purchases of Equity Securities
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date and may be suspended or discontinued at any time without notice. There were no share repurchases in 2021. As of December 31, 2021, $49.0 million remained available to purchase under the Program. For additional information regarding share repurchases, refer to “Note 8 – Capital Stock and Equity Compensation” to “Item 8. Financial Statements and Supplementary Data.”
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Position
The following discussion and analysis of our results of operations and financial position should be read together with our consolidated financial statements and accompanying notes, which are contained in “Item 8. Financial Statements and Supplementary Data.”
The discussion of the comparison of our 2020 and 2019 results was previously disclosed within the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2021, and has been omitted from this section pursuant to Instruction 1 to Item 303(b) of Regulation S-K.
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
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on growth drivers, including advanced mobility and advanced connectivity. More specifically, in addition to the impact of COVID-19 discussed below, the key medium- to long-term trends currently affecting our business include the increasing electrification of vehicles, including electric and hybrid electric vehicles (EV/HEV), and increasing use of advanced driver assistance systems (ADAS) in the automotive industry and the growth of 5G smartphones in the portable electronics industry. In addition to our focus on advanced mobility and advanced connectivity in the automotive, portable electronics and telecommunications industries, we sell into a variety of other markets including general industrial, aerospace and defense, mass transit, clean energy and connected devices.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on factors for success as a manufacturer of engineered materials and components: performance, reliability, service, cost, efficiency, innovation and technology. We have expanded our capabilities through organic investment and acquisitions and strive to ensure high quality solutions for our customers. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally. We have established or expanded our capabilities in various locations in support of our customers’ growth initiatives.
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
If we are able to successfully execute on our growth strategy, we see an opportunity to double our annual revenues over the next five years. This robust outlook is supported by our participation in a number of fast-growing markets and by our strong competitive positions in these markets. Advanced mobility markets, which are comprised of EV/HEV and ADAS, are expected to grow at the fastest rate. Third-party analysis projects that the EV/HEV market will grow at compound annual growth rate of more than 25% over the next five years and ADAS at a rate of more than 15% over that time period. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. In each of these areas we have secured a number of design wins and have a strong pipeline, which provides confidence in our growth outlook. In the ADAS market, we continue to build on our current position with new design wins, including those for next-generation automotive radar systems. Other markets with a strong growth trajectory include aerospace and defense, clean energy and portable electronics. These markets are projected to grow at high single digit rates and we expect that they will contribute to our growth strategy’s aim of doubling revenues over the next five years.
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

Proposed Merger with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger is subject to receipt of regulatory approvals and satisfaction of other customary conditions. The merger is expected to close by the end of the second quarter of 2022.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In 2021 as compared to 2020, our net sales increased by 16.2% to $932.9 million, our gross margin increased 100 basis points to 37.4% from 36.4%, and operating income as a percentage of net sales increased 420 basis points to 12.6% from 8.4%.
•In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea. This facility manufactures eSorba® polyurethane foams used in portable electronics and display applications. Operations in South Korea will be disrupted into the first half of 2023. We recognized net expense of $6.2 million in 2021 related to the financial impacts from the fire, which consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, lease impairments, compensation and benefits for certain of our UTIS employees and third-party property claims, partially offset by the recognition of certain anticipated insurance recoveries.
•On October 8, 2021, we acquired Silicone Engineering Ltd. (Silicone Engineering), a leading European manufacturer of silicone material solutions based in Blackburn, England, for a combined purchase price of $172.3 million for the company, net of cash acquired, and its facility. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund the transaction, with the remaining amounts being used for general corporate purposes. We incurred transaction costs of $3.9 million related to this acquisition.
•Our 2021 net sales and gross margin were tempered by global supply chain disruptions, which we expect to continue into 2022.
•We recognized $3.1 million and $12.3 million of restructuring charges in 2021 and 2020, respectively, related to the manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment.
•In 2021, we incurred $6.9 million of expenses related to the merger with DuPont mainly associated with professional services expense and retention awards.
•We incurred incremental direct costs of $1.9 million and $4.9 million in 2021 and 2020, respectively, due to the COVID-19 pandemic.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	2021	2020
Net sales	100.0%	100.0%
Gross margin	37.4%	36.4%

Selling, general and administrative expenses	20.6%	22.7%
Research and development expenses	3.2%	3.7%
Restructuring and impairment charges	0.4%	1.6%
Other operating (income) expense, net	0.6%	—%
Operating income	12.6%	8.4%

Equity income in unconsolidated joint ventures	0.7%	0.6%
Pension settlement charges	(0.1)%	—%
Other income (expense), net	0.6%	0.4%
Interest expense, net	(0.3)%	(0.9)%
Income before income tax expense	13.5%	8.5%
Income tax expense	1.9%	2.3%
Net income	11.6%	6.2%
Net Sales and Gross Margin

(Dollars in thousands)	2021	2020
Net sales	$932,886	$802,583
Gross margin	$349,139	$291,820
Percentage of net sales	37.4%	36.4%
Net sales increased by 16.2% in 2021 compared to 2020. Our AES and EMS operating segments had net sales increases of 16.5% and 15.2%, respectively. The increase in net sales was primarily due to higher net sales in the EV/HEV, clean energy, aerospace and defense and ADAS markets in our AES operating segment and higher net sales in the general industrial, EV/HEV, consumer and automotive markets in our EMS operating segment. The increase was partially offset by lower net sales in the portable electronics and mass transit markets in our EMS operating segment. Additionally, our EMS operating segment net sales increased by $8.3 million, or 1.0%, reflecting the impact from our acquisition of Silicone Engineering. Net sales benefited from favorable foreign currency impacts of $22.3 million, or 2.8%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Gross margin as a percentage of net sales increased 100 basis points to 37.4% in 2021 compared to 36.4% in 2020. Gross margin in 2021 was favorably impacted by higher volume, favorable absorption of fixed overhead costs and lower inventory reserve provisions in our AES and EMS operating segments, as well as favorable productivity improvements in our AES operating segment and favorable product mix in our EMS operating segment. This was partially offset by higher commodity and raw material costs, higher fixed overhead expenses, and higher freight, duty and tariff expenses in our AES and EMS operating segments, as well as unfavorable product mix in our AES operating segment and unfavorable productivity performance due to raw material shortages and unfavorable yield performance in our EMS operating segment. The higher freight, duty and tariff expenses were primarily due to the recognition in the second quarter of 2020 of a $3.3 million benefit from Chinese duty tax recoveries.
UTIS net sales were significantly impacted by a fire at our manufacturing facility in Ansan, South Korea in February 2021. The impacts to our EMS operating segment net sales and gross margin in the first half of 2021 were partially mitigated by our ability to sell our undamaged finished goods inventory.
In 2021, our net sales were tempered by global supply chain disruptions, primarily related to semiconductor chip and other key component and raw material shortages, as well as regional power outages in China, and their impacts on customer demand, partially offset by the favorable impacts of commercial actions taken earlier in 2021. Further, supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our gross margin. The global supply chain disruptions experienced in the 2021 and their impacts to our net sales and gross margin are expected to continue into 2022. We plan to mitigate any inflationary impacts through a combination of pricing actions and operating efficiencies.

We incurred incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our gross margin by $1.7 million and $4.5 million in 2021 and 2020, respectively.
Selling, General and Administrative Expenses

(Dollars in thousands)	2021	2020
Selling, general and administrative expenses	$193,153	$182,283
Percentage of net sales	20.6%	22.7%
Selling, general and administrative (SG&A) expenses increased 6.0% in 2021 from 2020, primarily due to a $17.7 million increase in total compensation and benefits, an $11.1 million increase in professional services expense, a $5.3 million increase in software expenses, a $1.2 million increase in recruiting/relocation/training expenses, a $0.4 million increase in advertising costs and a $0.3 million increase in utility expenses. This was partially offset by a $27.9 million decrease in other intangible assets amortization expense.
The decrease in amortization expense in 2021 from 2020 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized amortization expense for our DSP definite-lived other intangible assets of $0.3 million and $29.2 million in 2021 and 2020, respectively. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets” to “Item 8. Financial Statements and Supplementary Data.”
The increase in total compensation and benefits is primarily due to higher incentive compensation expenses year-over-year, including a $1.4 million impact in 2021 for retention awards issued in connection with the DuPont merger. The increase in professional services expense is primarily due to $5.5 million of expenses incurred related to the merger with DuPont and $3.0 million of expenses incurred related to our acquisition of Silicone Engineering.
Research and Development Expenses

(Dollars in thousands)	2021	2020
Research and development expenses	$29,904	$29,320
Percentage of net sales	3.2%	3.7%
R&D expenses increased 2.0% in 2021 from 2020, primarily due to increases in laboratory expenses, depreciation and total compensation and benefits, partially offset by decreases in professional services.
Restructuring and Impairment Charges and Other Operating (Income) Expense, Net

(Dollars in thousands)	2021	2020
Restructuring and impairment charges	$3,570	$12,987
Other operating (income) expense, net	$5,330	$(104)
We recognized $3.1 million and $12.3 million of restructuring charges 2021 and 2020, respectively, related to the manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment.
We recognized $0.5 million and $0.6 million of impairment charges in 2021 and 2020, respectively, primarily related to certain AES operating segment fixed assets in Belgium.
With respect to other operating (income) expense, net, we recognized expense of $5.3 million, primarily related to the financial impacts from a fire at our UTIS manufacturing facility in Ansan, South Korea in the first quarter of 2021, which impacted our EMS operating segment. This impact consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, lease impairments, compensation and benefits for certain of our UTIS employees and third-party property claims, partially offset by the recognition of certain anticipated insurance recoveries. There may be other potential costs that cannot be reasonably foreseen or estimated at this time and we continue to evaluate information as it becomes available. For additional information, refer to “Note 15 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
Equity Income in Unconsolidated Joint Ventures

(Dollars in thousands)	2021	2020
Equity income in unconsolidated joint ventures	$7,032	$4,877
As of December 31, 2021, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures increased 44.2% in 2021 from

2020 due to higher net sales, driven by strong sales in the portable electronics and general industrial markets, and improved operational performance for RIC, primarily due to higher utilization of production capacity.
Pension Settlement Charges and Other Income (Expense), Net

(Dollars in thousands)	2021	2020
Pension settlement charges	$(534)	$(55)
Other income (expense), net	$5,136	$3,513
In 2021 and 2020, we recorded $0.5 million and $0.1 million of pre-tax settlement charges in connection with further settlement efforts related to the termination of the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)). For additional information, refer to “Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan” to “Item 8. Financial Statements and Supplementary Data.”
Other income (expense), net improved to a net income of $5.1 million in 2021 compared to a net income of $3.5 million in 2020 due to favorable impacts from our foreign currency transactions, copper derivative contracts and net periodic benefit credits from our defined benefit plans, partially offset by unfavorable impacts from our foreign currency derivative contracts.
Interest Expense, Net

(Dollars in thousands)	2021	2020
Interest expense, net	$(2,536)	$(7,135)
Interest expense, net, decreased by 64.5% in 2021 from 2020, primarily due to a lower weighted-average outstanding balance for our borrowings under our revolving credit facility as well as a $2.4 million acceleration of interest expense in 2020 as a result of the termination of the interest rate swap. We expect interest expense, net to increase in 2022 due a higher weighted-average outstanding balance for our borrowings under our revolving credit facility.
Income Tax Expense

(Dollars in thousands)	2021	2020
Income tax expense	$18,147	$18,544
Effective tax rate	14.4%	27.1%
Our effective income tax rate for 2021 was 14.4% compared to 27.1% for 2020. The decrease from 2020 was primarily due to the beneficial impact of increased reversals of unrecognized tax positions in China.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

(Dollars in thousands)	2021	2020
Net sales	$534,429	$458,679
Operating income	$50,198	$32,023
Our AES operating segment net sales increased by 16.5% in 2021 compared to 2020. The increase in net sales was primarily driven by higher net sales in the EV/HEV, clean energy, aerospace and defense and ADAS markets. Net sales were benefited from favorable foreign currency fluctuations of $13.4 million, or 2.9%, due to the appreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Operating income increased by 56.8% in 2021 from 2020. The increase in operating income was primarily due to higher volume, favorable absorption of fixed overhead costs, favorable productivity improvements and a lower inventory reserves provision, in addition to a $8.9 million decrease in restructuring charges. This was partially offset by higher commodity costs, unfavorable product mix, higher freight, duties and tariffs expenses and higher fixed overhead expenses. The higher freight, duty and tariff expenses were primarily due to the recognition in the second quarter of 2020 of a $3.3 million benefit from Chinese duty tax recoveries. As a percentage of net sales, operating income in 2021 was 9.4%, an approximately 240 basis point increase as compared to 7.0% in 2020.
Additionally, we incurred restructuring charges and related expenses associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized $3.0 million and $11.9 million of restructuring charges and related expenses pertaining to these restructuring projects, in 2021 and 2020, respectively. For additional information, refer to “Note 15 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
In 2021, our AES operating segment net sales were tempered by global supply chain disruptions, primarily related to semiconductor chip and other key component and raw material shortages, as well as regional power outages in China, and their impacts on customer demand, partially offset by the favorable impacts of commercial actions taken earlier in 2021. Further, supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our AES operating segment gross margin. The global supply chain disruptions experienced in 2021 and their impacts to our AES operating segment net sales and gross margin are expected to continue into 2022.
Our AES operating segment incurred incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our AES operating segment operating income by $1.1 million and $2.9 million in 2021 and 2020, respectively.
Elastomeric Material Solutions

(Dollars in thousands)	2021	2020
Net sales	$378,017	$328,177
Operating income	$60,051	$30,817
Our EMS operating segment net sales increased by 15.2% in 2021 compared to 2020. The increase in net sales was primarily driven by higher net sales in the general industrial, EV/HEV, consumer and automotive markets, partially offset by lower net sales in the portable electronics and mass transit markets. Additionally, EMS net sales increased by $8.3 million in net sales, or 2.5%, reflecting the impact from our acquisition of Silicone Engineering. Net sales benefited from favorable foreign currency fluctuations of $8.4 million, or 2.5%, due to the appreciation in value of the Chinese renminbi and euro relative to the U.S. dollar.
Operating income increased by 94.9% in 2021 from 2020. The increase was primarily due to a $27.6 million decrease in other intangible assets amortization expense. The increase in operating income was also due to higher volume, favorable absorption of fixed overhead costs, favorable product mix and a lower inventory reserves provision. This was partially offset by unfavorable yield performance, higher freight, duties and tariffs expenses, higher fixed overhead expenses, as well as higher raw material costs and unfavorable productivity performance due to raw material shortages. As a percentage of net sales, operating income in 2021 was 15.9%, an approximately 650 basis point increase as compared to 9.4% in 2020.
The decrease in other intangible assets amortization expense in 2021 from 2020 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized amortization expense for our DSP definite-lived other intangible assets of $0.3 million and $29.2 million in 2021 and 2020, respectively. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets” to “Item 8. Financial Statements and Supplementary Data.”
Additionally, we recognized expense of $6.2 million related to the financial impacts from a fire at our UTIS manufacturing facility in Ansan, South Korea in 2021. This impact consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, compensation and benefits for certain of our UTIS employees, partially offset by the recognition of certain anticipated insurance recoveries. There may be other potential costs that cannot be reasonably foreseen or estimated at this time and we continue to evaluate information as it becomes available. For additional information, refer to “Note 15 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
UTIS net sales were significantly impacted by a fire at our manufacturing facility in Ansan, South Korea in February 2021. The impacts to our EMS operating segment net sales and gross margin in the first half of 2021 were partially mitigated by our ability to sell our undamaged finished goods inventory.
In 2021, our EMS operating segment net sales were tempered by global supply chain disruptions, primarily related to semiconductor chip and other key component and raw material shortages, as well as regional power outages in China, and their impacts on customer demand, partially offset by the favorable impacts of commercial actions taken earlier in 2021. Further, supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our gross margin. The global supply chain disruptions experienced in the 2021 and their impacts to our net sales and gross margin are expected to continue into 2022.
Our EMS operating segment incurred incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our EMS operating segment operating income by $0.8 million and $1.9 million in 2021 and 2020, respectively.

Other

(Dollars in thousands)	2021	2020
Net sales	$20,440	$15,727
Operating income	$6,933	$4,494
Net sales in our Other operating segment increased by 30.0% in 2021 from 2020. The increase in net sales was primarily due to higher demand in the automotive market. Net sales were favorably impacted by foreign currency fluctuations of $0.6 million, or 3.7%, due to the appreciation in value of the Chinese renminbi relative to the U.S. dollar.
Our Other operating segment operating income increased by 54.3% in 2021 from 2020. The increase in operating income was primarily driven by higher volume and favorable absorption of fixed overhead costs, partially offset by higher fixed overhead expenses and higher freight expenses. As a percentage of net sales, operating income in 2021 was 33.9%, an approximately 530 basis point increase as compared to 28.6% in 2020.
Liquidity, Capital Resources and Financial Position
We believe that our existing sources of liquidity and cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures, R&D efforts and our debt service commitments, for at least the next 12 months. Our merger agreement with DuPont does not restrict these currently planned capital expenditures. We regularly review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships, seeking to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives. The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

	As of December 31,
(Dollars in thousands)	2021	2020
United States	$76,621	$21,657
Europe	56,034	55,449
Asia	99,641	114,679
Total cash and cash equivalents	$232,296	$191,785
Approximately $155.7 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of December 31, 2021. We did not make any changes in 2021 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.
Net working capital was $420.1 million and $362.7 million as of December 31, 2021 and 2020, respectively.

(Dollars in thousands)	As of December 31,
Key Financial Position Accounts:	2021	2020
Cash and cash equivalents	$232,296	$191,785
Accounts receivable, net	163,092	134,421
Inventories	133,384	102,360
Borrowings under revolving credit facility	190,000	25,000
Significant changes in our statement of financial position accounts from December 31, 2020 to December 31, 2021 were as follows:
•Accounts receivable, net increased 21.3% to $163.1 million as of December 31, 2021, from $134.4 million as of December 31, 2020. The increase was primarily due to higher net sales at the end of 2021 compared to the end of 2020, as well as $5.7 million related to our acquisition of Silicone Engineering and the recognition of $5.4 million in UTIS fire insurance receivables for anticipated recoveries related to property damage claims.
•Inventories increased 30.3% to $133.4 million as of December 31, 2021, from $102.4 million as of December 31, 2020, primarily driven by raw material cost increases as well as the ramp up of raw material purchases and production efforts to meet anticipated demand, as well as a decrease in inventory reserves and the $2.5 million related to our acquisition of Silicone Engineering.
•Borrowings under revolving credit facility increased $190.0 million as of December 31, 2021, from $25.0 million as of December 31, 2020. The increase reflects $190.0 million in borrowings under our revolving credit facility in October 2021, substantially all of which was used to fund our acquisition of Silicone Engineering Ltd., with the remaining amount used for general corporate purposes. This was partially offset by $25.0 million of discretionary principal payments on our revolving credit facility during the first part of 2021. For additional information regarding this facility, as well as the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”

(Dollars in thousands)	Year Ended December 31,
Key Cash Flow Measures:	2021	2020
Net cash provided by operating activities	$124,363	$165,056
Net cash used in investing activities	(238,615)	(40,385)
Net cash (used in) provided by financing activities	159,057	(104,189)
In 2021, cash and cash equivalents increased $40.5 million, primarily due to $190.0 million in borrowings under our revolving credit facility and cash flows generated by operations, partially offset by $71.1 million in capital expenditures, $25.0 million of principal payments made on our outstanding borrowings on our revolving credit facility, as well as $2.9 million in tax payments related to net share settlement of equity awards.
In 2020, cash and cash equivalents increased $24.9 million, primarily due to $150.0 million in borrowings under our revolving credit facility and cash flows generated by operations, partially offset by $248.0 million of principal payments made on our outstanding borrowings on our revolving credit facility, $40.4 million in capital expenditures, as well as $5.4 million in tax payments related to net share settlement of equity awards.
In 2022, we expect capital spending to be in the range of approximately $155.0 million to $165.0 million, of which we are contractually committed to $39.9 million as of December 31, 2021. We plan to fund our capital spending in 2022 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
There are no contractual obligations requiring material cash requirements in 2022 and beyond, excluding those already noted, including those related our outstanding borrowings under our revolving credit facility, our operating and finance lease obligations and our pension benefit and other postretirement benefit obligations, which are discussed in Note 9 – Debt, Note 10 – Leases and Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan, to Item 8. Financial Statements and Supplementary Data, respectively.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Restriction on Payment of Dividends
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2021. For additional information regarding the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”
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

Our estimates of asbestos-related contingent liabilities and related insurance receivables are based on a claim projection analysis and an insurance usage analysis prepared annually by third parties. The claim projection analysis contains numerous assumptions, including number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these assumptions are subject to even greater uncertainty as the projection period lengthens. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
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
As of December 31, 2021, the estimated liabilities and estimated insurance recoveries for all current and future indemnity and defense costs projected through 2064 were $68.3 million and $62.6 million, respectively.
Business Combination Purchase Price Allocation
The application of the acquisition method requires the allocation of the purchase price amongst the acquisition date fair values of identifiable assets acquired and liabilities assumed in a business combination. Fair values are determined using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.
Customer relationships were valued using the multi-period excess earnings method (MPEEM) of the income approach. Significant assumptions used in the valuation include projected revenues and gross margins, customer attrition rate and an appropriate discount rate. No residual value was assigned to the acquired customer relationships. The customer relationships are amortized on an economic useful life basis commensurate with future anticipated cash flows. The total weighted average amortization period for the Silicone Engineering customer relationship definite-lived intangible asset is 9.5 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
•Foreign Currency Risk
Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we operate. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the euro, the Chinese renminbi and certain other currencies. We seek to mitigate exposure to variability in currency exchange rates, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further seek to mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks on specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2021, a 10% strengthening of the U.S. dollar relative to other currencies would have resulted in a decrease to net sales and net income of approximately $39 million and $6 million, respectively, while a 10% weakening of the U.S. dollar relative to other currencies would have resulted in an increase to net sales and net income of approximately $48 million and $7 million, respectively.
•Interest Rate Risk
As of December 31, 2021, we had $190.0 million in borrowings outstanding under our revolving credit facility. The interest charged on these borrowings fluctuates with movements in the benchmark LIBOR. As of December 31, 2021, the interest rate on our revolving credit facility was 1.72%, and a 100 basis point increase in LIBOR would have increased the amount of interest expense by approximately $0.4 million for the year ended December 31, 2021.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 238)

To the Board of Directors and Shareholders of Rogers Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Rogers Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Silicone Engineering Ltd. from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Silicone Engineering Ltd. from our audit of internal control over financial reporting. Silicone Engineering Ltd. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.0% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
Asbestos-Related Liabilities and Insurance Receivables
As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated asbestos-related liabilities and asbestos-related insurance receivables balances were $68.3 million and $62.6 million, respectively, as of December 31, 2021. Management reviews the asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time management would analyze these projections. Management recognizes a liability for asbestos-related contingencies that are probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, management records asbestos-related insurance receivables that are deemed probable. Management’s estimates of asbestos-related contingent liabilities and related insurance receivables are based on a claim projection analysis and an insurance usage analysis, respectively, prepared annually by third parties. The claim projection analysis contains numerous assumptions, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
The principal considerations for our determination that performing procedures relating to asbestos-related liabilities and insurance receivables is a critical audit matter are (i) the significant judgment by management when determining the asbestos-related liabilities and insurance receivables; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates used in the claim projection analysis; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the analyses of the asbestos-related liabilities and insurance receivables. These procedures also included, among others (i) testing management’s process for determining the asbestos-related liabilities and insurance receivables estimates; (ii) evaluating the appropriateness of the claim projection and insurance usage analyses; (iii) testing the completeness and accuracy of the underlying data used in the analyses; and (iv) evaluating the reasonableness of significant assumptions used by management related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates. Professionals with specialized skill and knowledge were used to assist in evaluating management’s analyses and significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates.
Acquisition of Silicone Engineering Ltd. - Valuation of Customer Relationships Intangible Asset
As described in Notes 1 and 17 to the consolidated financial statements, on October 8, 2021, the Company acquired Silicone Engineering Ltd. for a combined purchase price of $172.3 million, net of cash acquired, and its facility. This acquisition resulted in the recognition of $73.6 million of other intangible assets, including a customer relationships intangible asset of $48.9 million. As disclosed by management, the customer relationships intangible asset was valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuation include projected revenues and gross margins, customer attrition rate, and an appropriate discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset from the acquisition of Silicone Engineering Ltd. is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, customer attrition rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, customer attrition rate, and discount rate. Evaluating management’s significant assumptions related to projected revenues and customer attrition rate involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of Silicone Engineering Ltd.; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 22, 2022

We have served as the Company’s auditor since 2015.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the fiscal years in the three-year period ended December 31, 2021

(Dollars and shares in thousands, except per share amounts)	2021	2020	2019
Net sales	$932,886	$802,583	$898,260
Cost of sales	583,747	510,763	583,968
Gross margin	349,139	291,820	314,292

Selling, general and administrative expenses	193,153	182,283	168,682
Research and development expenses	29,904	29,320	31,685
Restructuring and impairment charges	3,570	12,987	2,485
Other operating (income) expense, net	5,330	(104)	959
Operating income	117,182	67,334	110,481

Equity income in unconsolidated joint ventures	7,032	4,877	5,319
Pension settlement charges	(534)	(55)	(53,213)
Other income (expense), net	5,136	3,513	(592)
Interest expense, net	(2,536)	(7,135)	(6,869)
Income before income tax expense	126,280	68,534	55,126
Income tax expense	18,147	18,544	7,807
Net income	$108,133	$49,990	$47,319

Basic earnings per share	$5.77	$2.68	$2.55
Diluted earnings per share	$5.73	$2.67	$2.53

Shares used in computing:
Basic earnings per share	18,731	18,681	18,573
Diluted earnings per share	18,863	18,706	18,713
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the fiscal years in the three-year period ended December 31, 2021

(Dollars in thousands)	2021	2020	2019
Net income	$108,133	$49,990	$47,319

Foreign currency translation adjustment	(25,070)	24,907	(4,990)
Pension and other postretirement benefits:
Pension settlement (benefits) charges, net of tax (Note 4)	—	(48)	43,934
Actuarial net gain (loss) incurred, net of tax (Note 4)	(823)	1,255	(6,079)
Amortization of loss, net of tax (Note 4)	225	244	390
Derivative instrument designated as cash flow hedge:
Change in unrealized loss before reclassifications, net of tax (Note 4)	—	(1,504)	(1,171)
Unrealized loss (gain) reclassified into earnings, net of tax (Note 4)	—	2,476	(155)
Other comprehensive income (loss)	(25,668)	27,330	31,929
Comprehensive income	$82,465	$77,320	$79,248
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(Dollars and share amounts in thousands, except par value of capital stock)	2021	2020
Assets
Current assets
Cash and cash equivalents	$232,296	$191,785
Accounts receivable, less allowance for credit losses of $1,223 and $1,682	163,092	134,421
Contract assets	36,610	26,575
Inventories	133,384	102,360
Prepaid income taxes	1,921	2,960
Asbestos-related insurance receivables, current portion	3,176	2,986
Other current assets	13,586	13,088
Total current assets	584,065	474,175
Property, plant and equipment, net of accumulated depreciation of $367,850 and $365,844	326,967	272,378
Investments in unconsolidated joint ventures	16,328	15,248
Deferred income taxes	32,671	28,667
Goodwill	370,189	270,172
Other intangible assets, net of amortization	176,353	118,026
Pension assets	5,123	5,278
Asbestos-related insurance receivables, non-current portion	59,391	63,807
Other long-term assets	27,479	16,254
Total assets	$1,598,566	$1,264,005
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$64,660	$35,987
Accrued employee benefits and compensation	48,196	41,708
Accrued income taxes payable	9,632	8,558
Asbestos-related liabilities, current portion	3,841	3,615
Other accrued liabilities	37,620	21,641
Total current liabilities	163,949	111,509
Borrowings under revolving credit facility	190,000	25,000
Pension and other postretirement benefits liabilities	1,618	1,612
Asbestos-related liabilities, non-current portion	64,491	69,620
Non-current income tax	7,131	16,346
Deferred income taxes	29,451	8,375
Other long-term liabilities	23,031	10,788
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,730 and 18,677 shares issued and outstanding, respectively	18,730	18,677
Additional paid-in capital	163,583	147,961
Retained earnings	981,825	873,692
Accumulated other comprehensive loss	(45,243)	(19,575)
Total shareholders' equity	1,118,895	1,020,755
Total liabilities and shareholders' equity	$1,598,566	$1,264,005

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the fiscal years in the three-year period ended December 31, 2021

(Dollars and share amounts in thousands)	2021	2020	2019
Capital Stock
Balance, beginning of period	$18,677	$18,577	$18,395
Shares issued for vested restricted stock units, net of shares withheld for taxes	29	82	144
Stock options exercised	—	—	11
Shares issued for employee stock purchase plan	14	13	15
Shares issued to directors	10	5	12
Balance, end of period	18,730	18,677	18,577
Additional Paid-In Capital
Balance, beginning of period	147,961	138,526	132,360
Shares issued for vested restricted stock units, net of shares withheld for taxes	(2,910)	(5,439)	(7,694)
Stock options exercised	—	—	333
Shares issued for employee stock purchase plan	1,548	1,347	1,234
Shares issued to directors	(10)	(5)	(12)
Equity compensation expense	16,994	13,532	12,305
Balance, end of period	163,583	147,961	138,526
Retained Earnings
Balance, beginning of period	873,692	823,702	776,403
Net income	108,133	49,990	47,319
Cumulative-effect adjustment for lease accounting	—	—	(20)
Balance, end of period	981,825	873,692	823,702
Accumulated Other Comprehensive Loss
Balance, beginning of period	(19,575)	(46,905)	(78,834)
Other comprehensive income (loss)	(25,668)	27,330	31,929
Balance, end of period	(45,243)	(19,575)	(46,905)
Total Shareholders’ Equity	$1,118,895	$1,020,755	$933,900
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2021

(Dollars in thousands)	2021	2020	2019
Operating Activities:
Net income	$108,133	$49,990	$47,319
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43,284	71,425	49,162
Equity compensation expense	16,994	13,532	12,305
Deferred income taxes	(3,195)	(13,406)	(17,549)
Equity in undistributed income of unconsolidated joint ventures	(7,032)	(4,877)	(5,319)
Dividends received from unconsolidated joint ventures	4,965	7,075	5,375
Pension settlement charges	534	(63)	53,213
Pension and other postretirement benefits	(471)	(160)	(943)
Asbestos-related provision (benefit)	(220)	(682)	1,720
(Gain) loss on sale or disposal of property, plant and equipment	(880)	41	756
Impairment charges	455	639	1,537
UTIS fire fixed asset and inventory write-offs	1,947	—	—
Provision (benefit) for credit losses	(279)	223	437
Changes in assets and liabilities:
Accounts receivable	(26,197)	(8,934)	20,677
Proceeds from insurance/government subsidies related to operations	400	—	—
Contract assets	(10,035)	(4,120)	273
Inventories	(34,413)	34,687	(1,200)
Pension and postretirement benefit contributions	(160)	(253)	(103)
Other current assets	1,723	(217)	(1,519)
Accounts payable and other accrued expenses	36,688	10,084	(9,139)
Other, net	(7,878)	10,072	4,321
Net cash provided by operating activities	124,363	165,056	161,323

Investing Activities:
Acquisition of business, net of cash received	(168,204)	—	—
Capital expenditures	(71,125)	(40,385)	(51,597)
Proceeds from the sale of property, plant and equipment, net	714	—	9
Return of capital from unconsolidated joint ventures	—	—	2,625
Net cash used in investing activities	(238,615)	(40,385)	(48,963)

Financing Activities:
Proceeds from borrowings under revolving credit facility	190,000	150,000	—
Line of credit issuance costs	—	(1,862)	—
Repayment of debt principal and finance lease obligations	(29,624)	(248,330)	(105,886)
Payments of taxes related to net share settlement of equity awards	(2,881)	(5,357)	(7,550)
Proceeds from the exercise of stock options, net	—	—	344
Proceeds from issuance of shares to employee stock purchase plan	1,562	1,360	1,249
Net cash (used in) provided by financing activities	159,057	(104,189)	(111,843)

Effect of exchange rate fluctuations on cash	(4,294)	4,454	(1,406)

Net increase (decrease) in cash and cash equivalents	40,511	24,936	(889)
Cash and cash equivalents at beginning of period	191,785	166,849	167,738
Cash and cash equivalents at end of period	$232,296	$191,785	$166,849

Supplemental Disclosures:
Accrued capital additions	$10,903	$715	$3,420
Cash paid during the year for:
Interest, net of amounts capitalized	$2,402	$7,251	$7,762
Income taxes	$33,788	$29,983	$17,593

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
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in electric and hybrid electric vehicles (EV/HEV), wireless infrastructure (i.e., power amplifiers, antennas and small cells), automotive (i.e., advanced driver assistance systems (ADAS), telematics and thermal solutions, aerospace and defense (i.e., antenna systems, communication systems and phased array radar systems), mass transit, clean energy (i.e., variable frequency drives, renewable energy), connected devices (i.e., mobile internet devices and thermal solutions) and wired infrastructure (i.e., computing and IP infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, 92ML™, IsoClad® Series, MAGTREX™, XTremeSpeed RO1200™ Laminates, IM Series™, 2929 Bondply, 3001 Bondply Film and SpeedWave™ Prepreg. As of December 31, 2021, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Evergem, Belgium; Budapest, Hungary; and Suzhou, China.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation and printing markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs). Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, Griswold®, XRD®, Silicone Engineering and R/bak®.

As of December 31, 2021, our EMS operating segment had manufacturing and administrative facilities in Moosup, Connecticut; Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Evergem, Belgium; Blackburn, England; Ansan, South Korea; and Suzhou, China. We also own 50% of two unconsolidated joint ventures: (1) Rogers Inoac Corporation (RIC), a joint venture established in Japan to design, develop, manufacture and sell PORON® products predominantly for the Japanese market and (2) Rogers INOAC Suzhou Corporation (RIS), a joint venture established in China to design, develop, manufacture and sell PORON® products primarily for RIC customers in various Asian countries. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.
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
Foreign Currency
All balance sheet accounts of foreign subsidiaries are translated or remeasured at exchange rates in effect at each year end, and income statement items are translated using the average exchange rates for the year. Translation adjustments for those entities that operate under a local currency are recorded directly to a separate component of shareholders’ equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are recorded to the income statement as a component of “Other income (expense), net.” Currency transaction gains and losses are reported as income or expense, respectively, in the consolidated statements of operations as a component of “Other income (expense), net.” Such adjustments resulted in gains of $3.0 million, gains of $0.9 million and losses of $0.9 million in 2021, 2020 and 2019, respectively.
Allowance for Credit Losses
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
Inventories
Inventories are stated at the lower of cost or net realizable value with costs determined primarily on a first-in, first-out (FIFO) basis. We record allowances for estimated losses due to excess, obsolete and slow-moving inventory that is determined for groups of products based on purchases in the recent past and/or expected future demand, as well as market conditions, design cycles and other economic factors. Abnormal amounts of idle facility expense and waste are not capitalized in inventory. The allocation of fixed production overheads to the inventory cost is based on the normal capacity of the production facilities.
Our “Inventories” line item in the consolidated statements of financial position consisted of the following:

	As of December 31,
(Dollars in thousands)	2021	2020
Raw materials	$60,208	$44,976
Work-in-process	29,078	25,291
Finished goods	44,098	32,093
Total inventories	$133,384	$102,360

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
Software Costs
We capitalize certain internal and external costs of computer software developed or obtained for internal use, principally related to software coding, software configuration, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years. Net capitalized software and development costs were $28.6 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. The December 31, 2021 balance is almost entirely attributable to our planned implementation of a new enterprise resource planning system. Capitalized software is included within “Property, plant and equipment, net of accumulated depreciation” in the consolidated statements of financial position.
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
Goodwill is evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired, by first performing a qualitative assessment to determine whether a quantitative goodwill impairment assessment is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment assessment would be required. We can elect to forgo the qualitative assessment and perform a quantitative assessment. The quantitative assessment compares the fair value of a reporting unit with its carrying amount. The application of the quantitative assessment requires significant judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. Determining the fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, gross margin and operating margin, discount rates, terminal growth rates and future market conditions, among others. When performing the quantitative assessment, we have historically estimated the fair value of our reporting units using an income approach based on the present value of future cash flows through a five-year discounted cash flow analysis. Upon performing the quantitative assessment, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.
We currently have four reporting units with goodwill: RF Solutions, EMS, curamik® and Elastomer Components Division (ECD). Consistent with historical practice, the annual impairment test on these reporting units was performed as of November 30, 2021. In 2021, we elected to utilize a qualitative assessment. There were no impairment charges resulting from our goodwill impairment assessment for the year ended December 31, 2021. Our RF Solutions, EMS, curamik® and ECD reporting units had allocated goodwill of $51.7 million, $248.4 million, $67.9 million and $2.2 million respectively, as of December 31, 2021.
Indefinite-lived other intangible assets are evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired, by first performing a qualitative assessment to determine whether a quantitative indefinite-lived other intangible asset impairment assessment is necessary. If it is determined, based on qualitative factors, the fair value of the indefinite-lived other intangible asset may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the indefinite-lived other intangible asset have occurred that could materially impact fair value, a quantitative indefinite-lived other intangible asset impairment assessment would be required. We can elect to forgo the qualitative assessment and perform a quantitative assessment. The quantitative assessment compares the fair value of the indefinite-lived other intangible asset with its carrying amount. The application of the quantitative assessment requires significant judgment, including determining the fair value of each indefinite-lived other intangible asset. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our indefinite-lived other intangible assets impairment assessment for the year ended December 31, 2021. Our curamik® reporting unit had an indefinite-lived other intangible asset of $4.5 million as of December 31, 2021.
Definite-lived other intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The recoverability test involves comparing the estimated sum of the undiscounted cash flows for each definite-lived other intangible asset to its respective carrying value. If a definite-lived other intangible asset’s carrying value is greater than the sum of its undiscounted cash flows, then the definite-lived other intangible asset’s carrying value is compared to its estimated fair value and an impairment charge is recognized for the excess and charged to operations. The application of the recoverability test requires significant judgment, including the identification of the asset group and determination of undiscounted cash flows and fair value of the underlying definite-lived other intangible asset. Determination of undiscounted cash flows requires the use of significant estimates and assumptions, including certain financial projections. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our definite-lived other intangible assets impairment analysis for the year ended December 31, 2021. Our RF Solutions, EMS and curamik® reporting units had definite-lived other intangible assets of $2.8 million, $163.0 million and $6.1 million, respectively, as of December 31, 2021.
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
We are required, as an employer, to: (a) recognize in our consolidated statements of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and a plan’s obligations that determine our funded status as of the end of the year; and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur and report these changes in accumulated other comprehensive loss. Additionally, actuarial losses (gains) that are not immediately recognized as net periodic pension cost (credit) are recognized as a component of accumulated other comprehensive loss (income) and amortized into net periodic pension cost (credit) in future periods.
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
We review our asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these projections. We believe the assumptions made on the potential exposure and expected insurance coverage are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Our estimates of asbestos-related contingent liabilities and related insurance receivables are based on a claim projection analysis and an insurance usage analysis prepared annually by third parties. The claim projection analysis contains numerous assumptions, including number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these assumptions are subject to even greater uncertainty as the projection period lengthens. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
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
Fair Value of Financial Instruments
Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the maturities of these instruments. The fair value of our borrowings under our revolving credit facility are determined using discounted cash flows based upon our estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. Based on our credit characteristics as of December 31, 2021, borrowings would generally bear interest at London interbank offered rate (LIBOR) plus 162.5 basis points. As the current borrowings under the Fourth Amended Credit Agreement bear interest at adjusted 1-month LIBOR plus 162.5 basis points, we believe the carrying value of our borrowings approximates fair value. For additional information on the calculation of fair value measurements, refer to “Note 2 – Fair Value Measurements.”
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
Concentration of Credit and Investment Risk
We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. As of December 31, 2021 and 2020, there were no customers that individually accounted for more than 10% of total accounts receivable. We did not experience significant credit losses on customers’ accounts in 2021, 2020 or 2019.

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
Business Combination Purchase Price Allocation
The application of the acquisition method requires the allocation of the purchase price amongst the acquisition date fair values of identifiable assets acquired and liabilities assumed in a business combination. Fair values are determined using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.
Restructuring Activities
We record charges associated with restructuring activities, such as employee termination benefits, when management approves and commits to a plan of termination, or over the future service period, if any. Other costs associated with restructuring activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and facility and employee relocation costs.
Advertising Costs
Advertising costs are expensed as incurred and amounted to $2.7 million, $2.2 million and $3.6 million in 2021, 2020 and 2019, respectively.
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
As a result of our pension termination and settlement efforts in late 2019 and the first half of 2020, we have a pension surplus investment balance, which is accounted for as an available-for-sale investment as of June 2020. For additional information regarding this balance, refer to “Note 11 – Pension Benefits and Other Postretirement Benefits.” Available-for-sale investments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Available-for-Sale Investment at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$6,638	$—	$—	$6,638

	Available-for-Sale Investment at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total(1)
Pension surplus investment(1)	$6,706	$2,400	$—	$9,106
(1) These balances were invested in funds comprised of short-term cash and fixed income securities, and was recorded in the “Other long-term assets” line item in the condensed consolidated statements of financial position. As of December 31, 2021 and 2020, the fair value of these investments approximated their carrying value.

From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

	Derivative Instruments at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(16)	$—	$(16)
Copper derivative contracts	$—	$1,344	$—	$1,344

	Derivative Instruments at Fair Value as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(130)	$—	$(130)
Copper derivative contracts	$—	$4,785	$—	$4,785
(1) All balances were recorded in the “Other current assets” or “Other accrued liabilities” line items in the consolidated statements of financial position.
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
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2021, we did not have any derivative contracts that qualified for hedge accounting treatment.
Foreign Currency
In 2021, we entered into U.S. dollar, euro and Korean won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our consolidated statements of operations in the period in which the adjustment occurred.

As of December 31, 2021 the notional values of these foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$18,013,435
EUR/USD		€11,444,549
KRW/USD	₩	5,936,000,000
Commodity
As of December 31, 2021, we had 10 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2021, the volume of our copper contracts outstanding were as follows:

Volume of Copper Derivatives
January 2022 - March 2022	213 metric tons per month
April 2022 - June 2022	168 metric tons per month
July 2022 - September 2022	69 metric tons per month
October 2022 - December 2022	69 metric tons per month
Interest Rates
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. We terminated the interest rate swap in September 2020. As a result, we settled the interest rate swap for $2.4 million in October 2020, representing the fair value of the interest rate swap on the date of termination. Both Rogers Corporation and the counterparties released each other from all obligation under the interest rate swap agreement, including the obligation to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to the agreed upon notional principal amount of $75.0 million.
Effects on Financial Statements
The following table presents the impact from these instruments on the statement of operations and statements of comprehensive income:

		Years Ended December 31,
(Dollars in thousands)	Financial Statement Line Item	2021	2020	2019
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(2,890)	$(1,981)	$(779)
Copper Derivatives Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$3,914	$3,610	$(716)
Interest Rate Swap Contract
Contract designated as hedging instrument	Other comprehensive income (loss)	$—	$1,254	$(1,715)

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for each of the fiscal years in the two-year period ended December 31, 2021 were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Derivative Instrument Designated as Cash Flow Hedge(2)	Total
Balance as of December 31, 2019	$(35,478)	$(10,455)	$(972)	$(46,905)
Other comprehensive income (loss) before reclassifications	24,907	1,255	(1,504)	24,658
Amounts reclassified to earnings	—	196	2,476	2,672
Net other comprehensive income (loss) for period	24,907	1,451	972	27,330
Balance as of December 31, 2020	(10,571)	(9,004)	—	(19,575)
Other comprehensive income (loss) before reclassifications	(25,070)	(823)	—	(25,893)
Amounts reclassified to earnings	—	225	—	225
Net other comprehensive income (loss) for period	(25,070)	(598)	—	(25,668)
Balance as of December 31, 2021	$(35,641)	$(9,602)	$—	$(45,243)
(1) Net of taxes of $2,125, $1,951 and $2,368 for the years ended December 31, 2021, 2020 and 2019, respectively.
(2) Net of taxes of $0, $0 and $282 for the years ended December 31, 2021, 2020 and 2019, respectively.
The impacts to the consolidated statements of operations related to items reclassified to earnings were as follows:

		Years Ended December 31,
(Dollars in thousands)	Financial Statement Line Item	2021	2020
Amortization/settlement of pension and other postretirement benefits
	Pension settlement charges	$—	$63
	Other income (expense), net(1)	(290)	(315)
	Income tax (expense) benefit	65	56
	Net income	$(225)	$(196)
Unrealized gains (losses) on derivative instrument(2)
	Other income (expense), net	$—	$(3,191)
	Income tax (expense) benefit	—	715
	Net income	$—	$(2,476)
(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. For additional details, refer to “Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan.”
(2) This relates to the derivative instrument designated as a cash flow hedge and held as of the end of the year for each year presented.

Note 5 – Property, Plant and Equipment
Our “Property, plant and equipment, net” line item in the consolidated statements of financial position consisted of the following:

	As of December 31,
(Dollars in thousands)	2021	2020
Land and improvements	$24,804	$22,589
Buildings and improvements	163,920	155,669
Machinery and equipment	322,653	324,773
Office equipment	57,156	59,001
Property plant and equipment, gross	568,533	562,032
Accumulated depreciation	(367,850)	(365,844)
Property, plant and equipment, net	200,683	196,188
Equipment in process	126,284	76,190
Total property, plant and equipment, net	$326,967	$272,378
Depreciation expense was $29.0 million, $29.3 million and $31.4 million in 2021, 2020 and 2019, respectively.
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending December 31, 2021, by operating segment, were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2020	$124,927	$143,021	$2,224	$270,172
Acquisition	—	107,231	—	107,231
Foreign currency translation adjustment	(5,360)	(1,854)	—	(7,214)
December 31, 2021	$119,567	$248,398	$2,224	$370,189
Other Intangible Assets
The carrying amount of other intangible assets were as follows:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$198,095	$77,870	$120,225	$150,863	$72,014	$78,849
Technology	88,445	54,900	33,545	83,469	53,540	29,929
Trademarks and trade names	25,504	8,968	16,536	12,039	8,149	3,890
Covenants not to compete	2,693	1,137	1,556	1,340	827	513
Total definite-lived other intangible assets	314,737	142,875	171,862	247,711	134,530	113,181
Indefinite-lived other intangible asset	4,491	—	4,491	4,845	—	4,845
Total other intangible assets	$319,228	$142,875	$176,353	$252,556	$134,530	$118,026
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $14.3 million, $42.1 million and $17.8 million in 2021, 2020 and 2019, respectively. The estimated annual future amortization expense is $17.0 million, $16.0 million, $14.6 million, $12.7 million and $12.1 million in 2022, 2023, 2024, 2025 and 2026, respectively. These amounts could vary based on changes in foreign currency exchange rates.
In 2020, our Diversified Silicone Products, Inc. (DSP) customer relationships and trademarks and trade names definite-lived other intangible assets were both accelerated to be fully amortized by December 31, 2020, causing higher amortization expense. As part of our ongoing assessment of the useful lives of our definite-lived other intangible assets, we reviewed the deterioration of our DSP business and identified significant customer attrition, a sustained substantial decrease in net sales, as well as the planned phase-out of the DSP trademark and trade name by December 2020. Based on these events and circumstances, we concluded an adjustment to the remaining useful lives of our DSP customer relationships and trademarks and trade names definite-lived other intangible assets was warranted.
The weighted average amortization period as of December 31, 2021, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	8.13
Technology	3.67
Trademarks and trade names	2.21
Covenants not to compete	1.31
Total definite-lived other intangible assets	6.63
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars and shares in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income	$108,133	$49,990	$47,319
Denominator:
Weighted average shares outstanding - basic	18,731	18,681	18,573
Effect of dilutive shares	132	25	140
Weighted average shares outstanding - diluted	18,863	18,706	18,713
Basic earnings per share	$5.77	$2.68	$2.55
Diluted earnings per share	$5.73	$2.67	$2.53
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For 2021, 2020, and 2019, 721, 8,454 and 20,520 shares were excluded, respectively.
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
Shares of capital stock reserved for possible future issuance were as follows:

	As of December 31,
	2021	2020
Shares reserved for issuance under outstanding restricted stock unit awards	320,381	324,260
Deferred compensation to be paid in stock, including deferred stock units	9,500	12,715
Additional shares reserved for issuance under Rogers Corporation 2019 Long-Term Equity Compensation Plan	869,516	918,809
Shares reserved for issuance under the Rogers Corporation Global Stock Ownership Plan for Employees(1)	5,552	78,678
Total	1,204,949	1,334,462
(1) This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended, that was discontinued as of December 31, 2021, pursuant to the Merger Agreement.

Equity Compensation
Performance-Based Restricted Stock Units
As of December 31, 2021, we had performance-based restricted stock units from 2021, 2020 and 2019 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
Below were the assumptions used in the Monte Carlo calculation for each material award granted in 2021, 2020 and 2019:

	February 10, 2021	February 12, 2020	June 3, 2019	February 7, 2019
Expected volatility	51.0%	41.0%	39.7%	36.7%
Expected term (in years)	2.9	2.9	2.6	2.9
Risk-free interest rate	0.18%	1.41%	1.78%	2.43%
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
A summary of activity of the outstanding performance-based restricted stock units for 2021, 2020 and 2019 is presented below:

	2021		2020		2019
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	111,059	$170.84	106,943	$161.33	142,434	$110.19
Awards granted	41,507	258.17	87,244	131.99	112,160	114.22
Stock issued	—	—	(75,486)	111.54	(135,032)	69.10
Awards forfeited	(38,012)	189.69	(7,642)	179.89	(12,619)	152.22
Awards outstanding as of December 31	114,554	$196.23	111,059	$170.84	106,943	$161.33
We recognized $7.7 million, $5.8 million and $5.0 million of compensation expense related to performance-based restricted stock units in 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $7.4 million of total unrecognized compensation cost related to unvested performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 0.9 years.
Time-Based Restricted Stock Units
As of December 31, 2021, we had time-based restricted stock unit awards from 2021, 2020 and 2019 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of the Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for 2021, 2020 and 2019 is presented below:

	2021		2020		2019
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	102,142	$120.16	101,685	$122.68	117,476	$116.10
Awards granted	50,640	180.19	58,807	116.87	62,115	126.92
Stock issued	(46,329)	146.45	(50,868)	111.16	(68,111)	81.53
Awards forfeited	(9,464)	146.58	(7,482)	122.87	(9,795)	116.52
Awards outstanding as of December 31	96,989	$157.49	102,142	$120.16	101,685	$122.68
We recognized $7.6 million, $6.0 million and $5.8 million of compensation expense related to time-based restricted stock units in 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $7.8 million of total unrecognized compensation cost related to unvested time-based restricted stock units. That cost is expected to be recognized over a weighted average period of 0.9 years.
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
A summary of activity of the outstanding deferred stock units for 2021, 2020 and 2019 is presented below:

	2021		2020		2019
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	12,450	$113.96	7,150	$170.89	8,400	$108.86
Awards granted	6,450	188.60	10,400	108.88	5,950	183.40
Stock issued	(9,400)	104.68	(5,100)	183.40	(7,200)	108.86
Awards outstanding as of December 31	9,500	$173.82	12,450	$113.96	7,150	$170.89
We recognized $1.2 million, $1.1 million and $1.1 million of compensation expense related to deferred stock units in 2021, 2020 and 2019, respectively.
Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of December 31, 2021, $49.0 million remained of our $100.0 million share repurchase program. There were no share repurchases in 2021, 2020 or 2019.
Note 9 – Debt
In October 2020, we entered into the Fourth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto (the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement amends and restates the Third Amended Credit Agreement, and provides for a revolving credit facility with up to a $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, in addition to a $175.0 million accordion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement extends the maturity, the date on which all amounts borrowed or outstanding under the Fourth Amended Credit Agreement are due, from October 16, 2020 to March 31, 2024.
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
On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) publicly announced that immediately after December 31, 2021, publication of most Euro, Swiss Franc, Japanese Yen and Pound Sterling Libor settings will permanently cease. On October 15, 2021, Rogers Corporation and JPMorgan Chase Bank, N.A. entered into an amendment (Amendment No 1) to the Fourth Amended Credit Agreement to adopt a new benchmark interest rate to replace the discontinued Libor reference rates.
Borrowings under the Fourth Amended Credit Agreement can be made as alternate base rate loans, euro-currency loans, or RFR loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate is the greatest of (a) the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1%, and (c) the adjusted LIBOR for a one month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. RFR loans bears interest based upon the Sterling Overnight Index Average (SONIA) plus 0.0326% plus a spread of 162.5 to 200.0 basis points. Based on our leverage ratio as of December 31, 2021, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Fourth Amended Credit Agreement, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fourth Amended Credit Agreement.
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
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2021.
In 2021, we borrowed $190.0 million under our revolving credit facility, which was primarily used to fund our acquisition of Silicone Engineering Limited. In 2020, we borrowed $150.0 million under our revolving credit facility as a precautionary measure of increasing our cash position and preserving our financial flexibility with the uncertainty in the global markets resulting from the COVID-19 pandemic. In 2019, we did not borrow anything under our revolving credit facility. In 2021, 2020 and 2019, we made discretionary principal payments on our revolving credit facility of $25.0 million, $248.0 million and $105.5 million, respectively.
We had $190.0 million of outstanding borrowings under our revolving credit facility as of December 31, 2021, and $25.0 million as of December 31, 2020. We had $1.6 million and $2.3 million of outstanding line of credit issuance costs as of December 31, 2021 and 2020, respectively, which will be amortized over the life of the Fourth Amended Credit Agreement.

Note 10 – Leases
Finance Leases
We had a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we had an option to purchase the property upon the expiration of the lease on June 30, 2021 at a price which was the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We exercised this purchase option with a net cash payment of $5.0 million on June 30, 2021, extinguishing the remaining finance lease obligation and finance lease right-of-use asset related to this facility. Our finance lease obligation related to this facility was $4.2 million just prior to the exercise of the purchase option and $4.5 million as of December 31, 2020. The finance lease right-of-use asset balance for this facility was $6.1 million just prior to the exercise of the purchase option and $6.5 million as of December 31, 2020, respectively. Accumulated amortization related to this finance lease right-of-use asset was $4.5 million just prior to the exercise of the purchase option and as of December 31, 2021. The aggregate of all other finance lease obligations, finance lease right-of-use assets and related accumulated amortization, were immaterial as of December 31, 2021 and December 31, 2020.
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the consolidated statements of operations, was immaterial for each of the years ended December 31, 2021 and 2020. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the consolidated statements of operations, was immaterial for each of the years ended December 31, 2021 and 2020. Payments made on the principal portion of our finance lease obligations were immaterial for each of the years ended December 31, 2021 and 2020.
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

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating leases expense	$3,002	$3,257	$3,119
Short-term leases expense	$330	$464	$192
Payments on operating lease obligations	$2,784	$2,893	$2,967
Lease Balances in Statements of Financial Position
Our assets and liabilities balances related to finance and operating leases reflected in the consolidated statements of financial position were as follows:

		As of December 31,
(Dollars in thousands)	Financial Statement Line Item	2021	2020
Finance lease right-of-use assets	Property, plant and equipment, net	$389	$7,017
Operating lease right-of-use assets	Other long-term assets	$17,161	$4,216

Finance lease obligations, current portion	Other accrued liabilities	$198	$4,755
Finance lease obligations, non-current portion	Other long-term liabilities	$209	$322
Total finance lease obligations		$407	$5,077

Operating lease obligations, current portion	Other accrued liabilities	$2,810	$2,275
Operating lease obligations, non-current portion	Other long-term liabilities	$14,965	$2,219
Total operating lease obligations		$17,775	$4,494

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of December 31, 2021:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2022	422	(217)	205	3,462	(47)	3,415
2023	490	(290)	200	2,682	(45)	2,637
2024	300	(290)	10	1,635	(40)	1,595
2025	300	(290)	10	1,334	(18)	1,316
Thereafter	371	(364)	7	12,758	(3)	12,755
Total lease payments	1,883	(1,451)	432	21,871	(153)	21,718
Less: Interest	(74)	49	(25)	(3,946)	3	(3,943)
Present Value of Net Future Minimum Lease Payments	$1,809	$(1,402)	$407	$17,925	$(150)	$17,775
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	2.1 years	11.1 years
Weighted Average Discount Rate	3.75%	3.87%
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
Pension and Other Postretirement Benefit Plans
As of December 31, 2021, we had one qualified noncontributory defined benefit pension plan: the Union Plan. In June 2020, we completed the remaining settlement efforts for the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)), which had been terminated and substantially settled in late 2019. There are no plans to terminate the Union Plan.
Additionally, we sponsor non-qualified noncontributory defined benefit pension plans and postretirement benefit plans including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
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
In October 2019, our Chief Executive Officer approved the termination of the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)). We provided participants of the Merged Plan an option to elect either a lump sum distribution or an annuity. A group annuity contract was purchased with an insurance company for all participants who did not elect a lump sum distribution. The insurance company became responsible for administering and paying pension benefit payments effective January 1, 2020. In the third quarter of 2021, we recorded a $0.5 million pre-tax settlement charge in connection with further settlement efforts for the Merged Plan termination.

Upon completion of the pension termination and settlement processes for the Merged Plan, we had a $9.7 million remaining pension surplus investment balance. In July 2020 and December 2021, we transferred $9.2 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. In December 2021, we transferred the remaining pension investment balance not initially transferred, to the RESIP trust suspense account. The investment balance not transferred to the trust suspense account will be used to pay any final plan expenses, after which the remainder of these funds will be moved to the RESIP trust suspense account. The funds in the RESIP trust suspense account have been, and will continue to be, used to fund certain employer contributions. As of December 31, 2021, the remaining pension surplus investment balance was approximately $6.6 million.
Plan Assets and Plan Benefit Obligations
The following table summarizes the change in plan assets and changes in benefit obligations:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2021	2020	2021	2020
Change in plan assets:
Fair value of plan assets as of January 1	$35,296	$42,835	$—	$—
Actual return on plan assets	(222)	3,615	—	—
Employer contributions	—	—	165	192
Benefit payments	(1,612)	(1,647)	(165)	(192)
Transfer related to plan termination	—	(9,744)	—	—
Pension settlements	—	237	—	—
Fair value of plan assets as of December 31	$33,462	$35,296	$—	$—
Change in plan benefit obligations:
Fair value of plan benefit obligations as of January 1	$30,289	$30,300	$1,503	$1,599
Service cost	—	—	41	56
Interest cost	732	908	26	40
Actuarial (gain) loss	(757)	491	39	—
Benefit payments	(1,612)	(1,647)	(165)	(192)
Pension settlements	—	237	—	—
Fair value of plan benefit obligations as of December 31	$28,652	$30,289	$1,444	$1,503

Amount overfunded (underfunded)	$4,810	$5,007	$(1,444)	$(1,503)
The decreases in our plan benefit obligations in 2021 and 2020 were primarily driven by benefit payments, partially offset by interest costs and actuarial losses.
Our pension-related balances reflected in the consolidated statements of financial position consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
(Dollars in thousands)	2021	2020	2021	2020
Assets & Liabilities:
Non-current assets	$5,123	$5,278	$—	$—
Current liabilities	(3)	(14)	(136)	(148)
Non-current liabilities	(310)	(257)	(1,308)	(1,355)
Net assets (liabilities)	$4,810	$5,007	$(1,444)	$(1,503)
Accumulated Other Comprehensive Loss:
Net actuarial (loss) gain	$(11,807)	$(11,171)	$80	$119
Prior service benefit	—	—	—	97
Accumulated other comprehensive (loss) income	$(11,807)	$(11,171)	$80	$216
The projected benefit obligation (PBO), accumulated benefit obligation (ABO), and fair value of plan assets for the pension plan with a PBO or ABO in excess of its plan assets were immaterial as of December 31, 2021 and 2020.

The PBO, ABO, and fair value of plan assets for the pension plan with plan assets in excess of its PBO or ABO were $28.3 million, $28.3 million and $33.5 million, respectively, as of December 31, 2021. The PBO, ABO, and fair value of plan assets for the pension plans with plan assets in excess of their PBO or ABO were $30.0 million, $30.0 million and $35.3 million, respectively, as of December 31, 2020.
The PBO and ABO of plan assets for the other postretirement benefit plans with a PBO or ABO in excess of plan assets were both $1.4 million as of December 31, 2021. The PBO and ABO of plan assets for the other postretirement benefit plans with a PBO or ABO in excess of plan assets were both $1.5 million as of December 31, 2020. The other postretirement benefit plans did not have any plan assets as of December 31, 2021 or 2020.
Components of Net Periodic Benefit Cost (Credit)
The components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$41	$56	$61
Interest cost	732	908	5,641	26	40	59
Expected return of plan assets	(1,558)	(1,574)	(6,932)	—	—	—
Amortization of prior service credit	—	—	—	(97)	(112)	(1,011)
Amortization of net loss (gain)	387	427	1,514	—	—	—
Settlement charge	—	(63)	53,213	—	—	—
Net periodic benefit cost (credit)	$(439)	$(302)	$53,436	$(30)	$(16)	$(891)
Plan Assumptions
The key plan assumptions utilized in our annual plan measurements were as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Weighted average assumptions used in benefit obligations:
Discount rate	2.75%	2.50%	2.25%	1.75%
Weighted average assumptions used in net periodic benefit costs:
Discount rate	2.50%	3.25%	1.75%	2.75%
Expected long-term rate of return on assets	4.53%	4.53%	—%	—%
For measurement purposes as of December 31, 2021, we assumed an annual health care cost trend rate of 6.25% for covered health care benefits for retirees pre-age 65 or post-age 65. The rate was assumed to decrease gradually by 0.25% annually until reaching 4.50% and remain at that level thereafter. For measurement purposes as of December 31, 2020, we assumed an annual health care cost trend rate of 6.50% for covered health care benefits for retirees pre-age 65 or post-age 65.
Our pension plan assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. In managing these assets and our investment strategy, we consider future cash contributions to the plan as well as the potential of the portfolio underperforming the market. We set asset allocation target ranges based on current funding status and future projections in order to mitigate the portfolio performance risk while maintaining its funded status. Fixed income securities comprise a substantial percentage of our plan assets portfolio. As of December 31, 2021, we held approximately 90% fixed income and short-term cash securities and 10% equity securities in our portfolio, compared to December 31, 2020 when we held approximately 90% fixed income and short-term cash securities and 10% equity securities.
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

The following table presents the fair value of the pension plan net assets by asset category and level, within the fair value hierarchy, as of December 31, 2021 and 2020:

	Fair Value of Plan Assets as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$28,392	$—	$28,392
Mutual funds	3,400	—	—	3,400
Pooled separate accounts	—	380	—	380
Guaranteed deposit account	—	—	1,290	1,290
Total plan assets at fair value	$3,400	$28,772	$1,290	$33,462

	Fair Value of Plan Assets as of December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$29,896	$—	$29,896
Mutual funds	3,535	—	—	3,535
Pooled separate accounts	—	518	—	518
Guaranteed deposit account	—	—	1,347	1,347
Total plan assets at fair value	$3,535	$30,414	$1,347	$35,296
The following table presents a summary of changes in the fair value of the guaranteed deposit account’s Level 3 assets for the year ended December 31, 2021:

Guaranteed Deposit Account
Balance as of December 31, 2020	$1,347
Change in unrealized gain (loss)	(24)
Purchases, sales, issuances and settlements (net)	(33)
Balance as of December 31, 2021	$1,290
Cash Flows
We were not required to make any contributions to our qualified noncontributory defined benefit pension plan in 2021 and 2020. We made expected benefit payments for our qualified defined benefit pension plan through the utilization of plan assets for the funded pension plans in 2021 and 2020. As there is no funding requirement for the non-qualified noncontributory defined benefit pension plans and other postretirement benefit plans, we funded benefit payments, which were immaterial in 2021 and 2020, as incurred using cash from operations.
The benefit payments are based on the same assumptions used to measure our benefit obligations as of December 31, 2021. The following table sets forth the expected benefit payments to be paid for the pension plans and the other postretirement benefit plans:

	Pension Benefits	Other Postretirement Benefits
2022	$1,774	$136
2023	$1,778	$153
2024	$1,779	$145
2025	$1,822	$157
2026	$1,761	$172
2027-2031	$8,401	$677
Employee Savings and Investment Plan
We sponsor the RESIP, a 401(k) plan for domestic employees. Employees can defer an amount they choose, up to the annual IRS limit of $19,500. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. We match each eligible employee’s annual pre-tax contributions at a rate of 100% for the first 1% of the employee’s salary and 50% for the next 5% of each employee’s salary for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $5.6 million, $4.9 million and $4.4 million in 2021, 2020 and 2019, respectively.
Note 12 – Commitments and Contingencies
Environmental & Legal
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred aggregate remediation costs of $1.8 million through December 31, 2021, and the accrual for future remediation efforts is $0.9 million.
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
The following table summarizes the change in number of asbestos claims outstanding during 2021 and 2020:

	2021	2020
Claims outstanding as of January 1	561	592
New claims filed	125	115
Pending claims concluded*	(143)	(146)
Claims outstanding as of December 31	543	561
* For the year ended December 31, 2021, 125 claims were dismissed and 18 claims were settled. For the year ended December 31, 2020, 126 claims were dismissed and 20 claims were settled. Settlements totaled approximately $2.1 million for the year ended December 31, 2021, compared to $5.4 million for the year ended December 31, 2020.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we paid $0.5 million, $0.4 million and $0.7 million in 2021, 2020 and 2019, respectively, related to such costs.
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
Changes recorded in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage, result in the recognition of expense or income. We recognized income of $0.2 million, income of $0.7 million and expense of $1.7 million in 2021, 2020 and 2019, respectively. The benefit recognized in 2021 was primarily due to a favorable change in the indemnity cost assumptions. The benefit recognized in 2020 was primarily due to a favorable change in the defense cost assumptions. The expense recognized in 2019 was primarily due to an unfavorable change in the defense cost assumptions and the inclusion of non-mesothelioma cases in the cost projections, partially offset by a corresponding favorable change in our insurance recovery expectations.
Our projected asbestos-related claims and insurance receivables were as follows:

	As of December 31,
(Dollars in thousands)	2021	2020
Asbestos-related liabilities	$68,332	$73,235
Asbestos-related insurance receivables	$62,567	$66,793
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
Note 13 – Income Taxes
The “Income before income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in thousands)	2021	2020	43465
Domestic	$34,435	$(4,371)	$(18,711)
International	91,845	72,905	73,837
Total	$126,280	$68,534	$55,126
The “Income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in thousands)	Current	Deferred	Total
2021
Domestic	$5,155	$(2,938)	$2,217
International	16,187	(257)	15,930
Total	$21,342	$(3,195)	$18,147

2020
Domestic	$5,340	$(11,012)	$(5,672)
International	26,610	(2,394)	24,216
Total	$31,950	$(13,406)	$18,544

2019
Domestic	$3,372	$(16,827)	$(13,455)
International	21,984	(722)	21,262
Total	$25,356	$(17,549)	$7,807

Deferred tax assets and liabilities as of December 31, 2021 and 2020, were comprised of the following:

(Dollars in thousands)	2021	2020
Deferred tax assets
Accrued employee benefits and compensation	$10,647	$6,199
Net operating loss carryforwards	3,785	2,563
Tax credit carryforwards	13,170	15,081
Reserves and accruals	5,145	6,581
Operating leases	4,191	665
Capitalized research and development	16,622	14,167
Other	5,299	1,824
Total deferred tax assets	58,859	47,080
Less deferred tax asset valuation allowance	(9,775)	(9,250)
Total deferred tax assets, net of valuation allowance	49,084	37,830
Deferred tax liabilities
Depreciation and amortization	32,669	10,282
Postretirement benefit obligations	2,071	2,001
Unremitted earnings	2,335	2,426
Operating leases	4,422	714
Other	4,367	2,115
Total deferred tax liabilities	45,864	17,538
Net deferred tax asset (liability)	$3,220	$20,292
As of December 31, 2021, we had state net operating loss carryforwards totaling $15.9 million in various state taxing jurisdictions, which expire between 2022 and 2040, and approximately $9.6 million of state research credit carryforwards, which will expire between 2022 and 2040. We also had $4.9 million of federal research and development (R&D) credit carryforwards that begin to expire in 2035. We believe that it is more likely than not that the benefit from certain of the state net operating loss and state R&D credits carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $8.5 million relating to these carryforwards. We currently have approximately $1.2 million of foreign tax credits that begin to expire in 2028.
We had a valuation allowance of $9.8 million as of December 31, 2021 and $9.3 million as of December 31, 2020, against certain of our deferred tax assets, primarily carryforwards expected to expire unused and deferred tax assets that are capital in nature. No valuation allowance has been provided on our other deferred tax assets, as we believe it is more likely than not that all such assets will be realized in the applicable jurisdictions. Differences between forecasted and actual future operating results or changes in carryforward periods could adversely impact the amount of deferred tax asset considered realizable.
Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes. The reasons for this difference were as follows:

(Dollars in thousands)	2021	2020	2019
Tax expense at Federal statutory income tax rate	$26,519	$14,392	$11,576
Impact of foreign operations	2,020	1,193	107
Foreign source income, net of tax credits	(4,944)	1,050	(2,248)
State tax, net of federal	175	(313)	(690)
Unrecognized tax benefits	(8,823)	5,800	543
Equity compensation excess tax deductions	262	(791)	(2,902)
General business credits	(867)	(931)	(656)
Distribution related foreign taxes	2,516	2,332	1,240
Executive compensation limitation	1,570	900	589
Valuation allowance change	525	(5,375)	(2,527)
Disproportionate tax effect of pension settlement charges	—	—	2,510
Other	(806)	287	265
Income tax expense (benefit)	$18,147	$18,544	$7,807

Our effective income tax rate for 2021 was 14.4% compared to 27.1% for 2020. The 2021 rate decrease was primarily due to the beneficial impact of increased reversals of unrecognized tax positions in China.
We did not make any changes in 2021 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain Chinese subsidiaries, we continue to assert that historical foreign earnings are indefinitely reinvested. As of December 31, 2021 and 2020, we had recorded a deferred tax liability of $2.3 million and $2.4 million, respectively, for Chinese withholding tax on undistributed earnings that are not indefinitely reinvested. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest their undistributed earnings and we estimate that, if these undistributed earnings are distributed, they may give rise to an estimated $2.1 million of additional tax liabilities. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2021 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
Unrecognized tax benefits, excluding potential interest and penalties, for the years ended December 31, 2021 and 2020, were as follows:

(Dollars in thousands)	2021	2020
Beginning balance as of January 1	$15,688	$10,217
Gross increases - current period tax positions	1,046	5,417
Gross increases - tax positions in prior periods	1,150	46
Gross decreases - tax positions in prior periods	(9,151)	—
Foreign currency exchange	(10)	8
Settlements	(2,140)	—
Ending balance as of December 31	$6,583	$15,688
Included in the balance of unrecognized tax benefits as of December 31, 2021 were $5.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefit as of December 31, 2021 were $0.5 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. We believe that it is reasonably possible that a decrease of up to $1.2 million in unrecognized tax benefits related to foreign exposures may be necessary within the coming year.
We recognized interest accrued related to unrecognized tax benefit as income tax expense. Related to the unrecognized tax benefits noted above, as of December 31, 2021 and 2020, we had accrued potential interest and penalties of approximately $1.1 million and $1.2 million, respectively. We have recorded a net income tax benefit and expense of $0.5 million and $0.5 million in 2021 and 2020, respectively.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2018 through 2022 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2018.
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

Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2021
Net sales - recognized over time	$244,016	$14,909	$18,838	$277,763
Net sales - recognized at a point in time	$290,413	$363,108	$1,602	$655,123
Total net sales	$534,429	$378,017	$20,440	$932,886
Operating income (loss)	$50,198	$60,051	$6,933	$117,182
Total assets	$826,719	$759,576	$12,271	$1,598,566
Capital expenditures	$38,945	$31,777	$403	$71,125
Depreciation & amortization	$22,936	$19,695	$653	$43,284
Investment in unconsolidated joint ventures	$—	$16,328	$—	$16,328
Equity income in unconsolidated joint ventures	$—	$7,032	$—	$7,032
December 31, 2020
Net sales - recognized over time	$190,042	$10,614	$14,451	$215,107
Net sales - recognized at a point in time	$268,637	$317,563	$1,276	$587,476
Total net sales	$458,679	$328,177	$15,727	$802,583
Operating income (loss)	$32,023	$30,817	$4,494	$67,334
Total assets	$746,086	$504,199	$13,720	$1,264,005
Capital expenditures	$23,689	$16,214	$482	$40,385
Depreciation & amortization	$23,593	$47,159	$673	$71,425
Investment in unconsolidated joint ventures	$—	$15,248	$—	$15,248
Equity income in unconsolidated joint ventures	$—	$4,877	$—	$4,877
December 31, 2019
Net sales - recognized over time	$197,702	$12,687	$18,112	$228,501
Net sales - recognized at a point in time	$317,425	$348,916	$3,418	$669,759
Total net sales	$515,127	$361,603	$21,530	$898,260
Operating income	$47,217	$57,080	$6,184	$110,481
Total assets	$681,161	$569,484	$22,536	$1,273,181
Capital expenditures	$42,347	$8,550	$700	$51,597
Depreciation & amortization	$28,527	$19,887	$748	$49,162
Investment in unconsolidated joint ventures	$—	$16,461	$—	$16,461
Equity income in unconsolidated joint ventures	$—	$5,319	$—	$5,319

Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the years indicated:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2021
United States	$93,584	$161,180	$4,508	$259,272
Other Americas	3,107	10,226	755	14,088
Total Americas	96,691	171,406	5,263	273,360
China	193,422	122,000	4,773	320,195
Other APAC	85,100	27,569	2,647	115,316
Total APAC	278,522	149,569	7,420	435,511
Germany	72,531	29,214	827	102,572
Other EMEA	86,685	27,828	6,930	121,443
Total EMEA	159,216	57,042	7,757	224,015
Total net sales	$534,429	$378,017	$20,440	$932,886
December 31, 2020
United States	$90,822	$128,347	$3,679	$222,848
Other Americas	2,943	8,437	682	12,062
Total Americas	93,765	136,784	4,361	234,910
China	153,297	108,161	2,859	264,317
Other APAC	70,830	43,364	2,162	116,356
Total APAC	224,127	151,525	5,021	380,673
Germany	70,881	19,118	410	90,409
Other EMEA	69,906	20,750	5,935	96,591
Total EMEA	140,787	39,868	6,345	187,000
Total net sales	$458,679	$328,177	$15,727	$802,583
December 31, 2019
United States	$95,627	$160,918	$4,507	$261,052
Other Americas	3,713	9,208	913	13,834
Total Americas	99,340	170,126	5,420	274,886
China	193,518	95,653	6,086	295,257
Other APAC	83,858	55,402	2,920	142,180
Total APAC	277,376	151,055	9,006	437,437
Germany	73,673	13,702	573	87,948
Other EMEA	64,738	26,720	6,531	97,989
Total EMEA	138,411	40,422	7,104	185,937
Total net sales	$515,127	$361,603	$21,530	$898,260
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
Our contract assets by operating segment were as follows:

	As of December 31,
(Dollars in thousands)	2021	2020
Advanced Electronics Solutions	$31,398	$24,199
Elastomeric Material Solutions	2,082	887
Other	3,130	1,489
Total contract assets	$36,610	$26,575
We did not have any contract liabilities as of December 31, 2021 or 2020. No impairment losses were recognized in 2021, 2020 or 2019 on any receivables or contract assets arising from our contracts with customers.
Long-Lived Assets by Geographic Area
Our long-lived assets(1) by geographic area were as follows:

	As of December 31,
(Dollars in thousands)	2021	2020
United States	$454,531	$433,870
England	188,859	—
Germany	133,546	133,873
Other	113,734	97,049
Total long-lived assets	$890,670	$664,792
(1) Long-lived assets are based on the location of the asset and are comprised of goodwill, other intangible assets, property, plant and equipment and right-of-use assets. Countries with 10% of more of long-lived assets have been disclosed.
Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Restructuring charges
Manufacturing footprint optimization	$3,115	$12,348	$—
Facility consolidation	—	—	948
Restructuring charges	3,115	12,348	948
Impairment charges
Fixed assets impairment charges	455	587	1,537
Other impairment charges	—	52	—
Impairment charges	455	639	1,537
Total restructuring and impairment charges	$3,570	$12,987	$2,485
Restructuring Charges - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities were completed in the first half of 2021. We incurred restructuring charges and related expenses of $3.1 million and $12.3 million in 2021 and 2020. Severance and related benefits activity related to the manufacturing footprint optimization plan is presented in the table below for the year ended December 31, 2021:

(Dollars in thousands)	Manufacturing Footprint Optimization Restructuring Severance and Related Benefits
Balance as of December 31, 2020	$11,003
Provisions	182
Payments	(9,175)
Foreign currency translation adjustment	(615)
Balance as of December 31, 2021	$1,395
Impairment Charges
We recognized $0.5 million and $0.6 million of impairment charges in 2021 and 2020, respectively, primarily related to AES operating segment fixed assets in Belgium. We recognized $1.5 million of impairment charges in 2019 pertaining to our AES operating segment, primarily on certain assets in connection with the Isola USA Corp. (Isola) asset acquisition.
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Advanced Electronics Solutions
Allocated restructuring charges	$3,029	$11,947	$—
Allocated impairment charges	455	587	1,537
Elastomeric Material Solutions
Allocated restructuring charges	86	401	948
Allocated impairment charges	—	52	—
Total restructuring and impairment charges	$3,570	$12,987	$2,485
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
UTIS fire
Fixed assets write-offs	$1,073	$—	$—
Inventory charges	874	—	—
Professional services	2,771	—	—
Lease obligations	994	—	—
Lease impairments	495	—	—
Compensation & benefits	2,072	—	—
Third-party property claims	4,650	—	—
Other	155	—	—
Insurance recoveries	(6,874)	—	—
Total UTIS fire	6,210	—	—
Lease income	—	—	(989)
Depreciation on leased assets	—	—	1,907
Loss (gain) on sale or disposal of property, plant and equipment	(880)	41	756
Indemnity claim settlements from acquisitions	—	—	(715)
Economic incentive grants	—	(145)	—
Total other operating (income) expense, net	$5,330	$(104)	$959

In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea, which manufactures eSorba® polyurethane foams used in portable electronics and display applications. The site was safely evacuated and there were no reported injuries; however, there was extensive damage to the manufacturing site and some damage to nearby property. Operations in South Korea will be disrupted into the first half of 2023.
We recognized fixed asset write-offs and inventory charges of $1.1 million and $0.9 million, respectively, related to property destroyed in the fire in 2021. Additionally, we recognized a $4.7 million contingent liability pertaining to damage to nearby property and a $0.5 million contingent liability pertaining to our obligations for the fire damage to the building in connection with the underlying lease agreement. We have incurred $2.8 million of fees for various professional services in 2021 in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $2.1 million of compensation and benefits in 2021 for UTIS manufacturing employees, subsequent to the fire. In connection with the UTIS fire, we have recognized anticipated insurance recoveries of $6.9 million in 2021 related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, less the applicable $0.3 million deductible.
In connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola in August 2018, we recognized lease income and related depreciation on leased assets of $1.0 million and $1.9 million, respectively, in 2019. In 2019, we recorded a gain of $0.7 million for the settlement of indemnity claims related to the Isola asset acquisition.
Interest Expense, Net
The components of “Interest expense, net” were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest on revolving credit facility	$892	$3,294	$7,378
Interest rate swap settlements	—	3,191	(200)
Line of credit fees	1,066	715	576
Debt issuance amortization costs	715	593	552
Interest on finance leases	287	134	127
Interest income	(541)	(939)	(1,610)
Other	117	147	46
Total interest expense, net	$2,536	$7,135	$6,869
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

Note 17 – Mergers and Acquisitions
Acquisition of Silicone Engineering Ltd.
On October 8, 2021, we acquired Silicone Engineering Ltd. (Silicone Engineering), a leading European manufacturer of silicone material solutions based in Blackburn, England, for a combined purchase price of $172.3 million for the company, net of cash acquired, and its facility. As part of the agreement, there is a $4.1 million holdback, upon which we can issue claims against until six months after the close of the acquisition, at which point in time the holdback amount, less any holdback claims, is paid to the previous owners of Silicone Engineering. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund the transaction, with the remaining amounts being used for general corporate purposes. Silicone Engineering expands our existing advanced silicones platform in our EMS operating segment and provides us a European Center of Excellence to service customers requiring premium silicone solutions for applications in the EV/HEV, industrial, medical and other markets.
The acquisition has been accounted for in accordance with applicable purchase accounting guidance. We recorded goodwill primarily related to the expected synergies from combining operations and the value of Silicone Engineering’s workforce, which is expected to be deductible for tax purposes. We also recorded other intangible assets related to the acquired customer relationships, developed technology, trademarks and trade names and covenants not to compete.
The following table represents the fair values assigned to the acquired assets and liabilities assumed in the transaction. As of the filing date of this Form 10-K, the purchase accounting and purchase price allocation for the Silicone Engineering transaction are substantially complete, as we continue to refine our valuation of certain acquired assets and liabilities assumed.

(Dollars in thousands)	October 8, 2021
Assets
Accounts receivable	$6,721
Other current assets	1,516
Inventories	1,787
Property, plant and equipment	9,840
Goodwill	107,231
Other intangible assets	73,628
Other long-term assets	850
Total assets	201,573

Liabilities
Accounts payable	3,933
Accrued income taxes payable	1,383
Other accrued liabilities	2,102
Non-current income tax	1,444
Deferred income taxes	20,039
Other long-term liabilities	393
Total liabilities	29,294

Fair value of net assets acquired	$172,279
The other intangible assets consist of customer relationships valued at $48.9 million, developed technology valued at $9.2 million, trademarks and trade names valued at $13.6 million, a covenant not to compete valued at $1.4 million and an order backlog valued at $0.5 million. The fair value of acquired identified other intangible assets was determined by applying the income approach, using several significant unobservable inputs for projected cash flows as well as a customer attrition rate and a discount rate. These inputs are considered Level 3 under the fair value measurements and disclosure guidance.
At the acquisition date, the weighted average amortization period for the other intangible asset classes was 9.5 years for customer relationships, 3.9 years for developed technology, 11.6 years for trademarks and trade names, 1.6 years for the covenant not to compete and 0.1 years for the order backlog, resulting in amortization expenses ranging from $2.8 million to $5.2 million annually. The estimated annual future amortization expense is $5.2 million for 2022, $4.7 million for 2023, $4.6 million for 2024, $4.3 million for 2025, and $4.2 million for 2026.
During 2021, we incurred transaction costs of $3.9 million related to the Silicone Engineering acquisition, which were recorded within selling, general and administrative (SG&A) expenses in the consolidated statements of operations.

The results of Silicone Engineering have been included in our consolidated financial statements for the period subsequent to the completion of the acquisition on October 8, 2021, through December 31, 2021. Silicone Engineering’s net sales for that period totaled $8.3 million.
Pro-Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of Rogers and Silicone Engineering as if the Silicone Engineering acquisition had occurred on January 1, 2020. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the Silicone Engineering acquisition been completed as of January 1, 2020 and should not be taken as indicative of our future consolidated results of operations.

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Net sales	$973,188	$835,610
Net income	$120,082	$47,460
Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger is subject to receipt of regulatory approvals and satisfactions of other customary conditions. The merger is expected to close in the second quarter of 2022.

SCHEDULE II

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Allowance for Credit Losses
December 31, 2021	$1,682	$421	$(180)	$(700)	$1,223
December 31, 2020	$1,691	$223	$(232)	$—	$1,682
December 31, 2019	$1,354	$437	$(100)	$—	$1,691

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Inventory E&O Reserves
December 31, 2021	$22,430	$8,431	$(7,447)	$(7,019)	$16,395
December 31, 2020	$18,817	$10,554	$(4,800)	$(2,141)	$22,430
December 31, 2019	$13,548	$7,522	$—	$(2,253)	$18,817

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Valuation on Allowance for Deferred Tax Assets
December 31, 2021	$9,250	$525	$—	$—	$9,775
December 31, 2020	$14,625	$(39)	$(5,336)	$—	$9,250
December 31, 2019	$16,889	$656	$(2,920)	$—	$14,625

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This evaluation excluded the operations of Silicone Engineering Ltd. (Silicone Engineering), which we acquired on October 8, 2021. As part of the ongoing integration activities, we will complete an assessment of Silicone Engineering’s existing controls and incorporate our controls and procedures into the acquired operations, as appropriate.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report included under “Item 8. Financial Statements and Supplementary Data.”
On October 8, 2021, the Company acquired 100% of the membership interests in Silicone Engineering. As permitted, management has excluded Silicone Engineering from its assessment of internal control over financial reporting. The Silicone Engineering assets are held in a wholly-owned subsidiary whose total assets and total net sales represent 2.0% and 0.9%, respectively, of the Company’s total assets and net sales as of and for the year ended December 31, 2021.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Officers: Qualifications and Experience
Information with respect to our executive officers is presented in “Information About Our Executive Officers” section to “Part I, Item 1. Business” of this report and is hereby incorporated into this Item 10 by reference.
Directors: Qualifications and Experience
The biographical information below identifies the primary experience, qualifications, attributes and skills of our current directors.

Name, Age as of February 17, 2022, and Positions with the Company	Principal Occupation, Business Experience, Directorships and Qualifications
Keith L. Barnes Age 70 Director since 2015 Compensation & Organization Committee - Chair Nominating, Governance & Sustainability Committee	Keith Barnes served as Chairman and CEO of Verigy Pte Ltd. from 2006 until his retirement in 2011. Previously, Mr. Barnes was Chairman and CEO of Electroglas, Inc. (2003 – 2006) and Chairman and CEO of Integrated Measurement Systems (1995 – 2001). Mr. Barnes is also a director of Knowles Corporation and Viavi Solutions Inc. Mr. Barnes brings to the Board experience as a chief executive of global technology manufacturing companies, as well as experience in corporate governance.
Megan Faust Age 48 Director since 2020 Audit Committee Compensation & Organization Committee
Megan Faust is currently Executive Vice President and CFO of Amkor Technology, Inc., a leading provider of outsourced semiconductor packaging and test services. She joined Amkor in 2005 and became CFO in 2016, after serving six years as its Corporate Controller. Before that, Ms. Faust served as an auditor with KPMG LLP for 10 years. Ms. Faust brings to the Board experience as an active senior finance executive in a global technology manufacturing company.

Bruce D. Hoechner Age 62 Director since 2011 President and Chief Executive Officer	Bruce Hoechner has served as the Company’s President and CEO and a director since 2011. Previously, Mr. Hoechner worked at Rohm and Haas Company for 28 years, then The Dow Chemical Company after its acquisition of Rohm and Haas in 2009. At both companies, he served in various executive positions, including leadership roles in Asia. Mr. Hoechner is also a director of Curtiss-Wright Corporation. In addition to his perspectives as the CEO of Rogers, Mr. Hoechner brings to the Board experience in global marketing and business operations and strategic development.
Carol R. Jensen Age 69 Director since 2006 Audit Committee Nominating, Governance & Sustainability Committee	Carol Jensen is currently President and Principal Partner of Lightning Ranch Group, a privately held group of companies in ranching, real estate, technology consulting, energy and aviation. Previously, Ms. Jensen was an executive in technical roles at The Dow Chemical Company, 3M Corporation and IBM Corporation and an Adjunct Professor of Chemistry at the University of Texas, Austin. Ms. Jensen brings to the Board experience in technology, particularly technology operations and innovation.
Keith Larson Age 63 Director since 2020 Audit Committee Nominating, Governance & Sustainability Committee	Keith Larson served as a Vice President of Intel Corporation and Senior Managing Director of Intel Capital, Intel’s strategic investment and M&A group, until his retirement in April 2019. He joined Intel in 1996, was appointed Vice President in 2006, and served as a Managing Director of Intel Capital from 2004 to 2018. Mr. Larson is currently a director of Northwest Pipe Co. Mr. Larson brings to the Board experience as a senior executive in strategic planning and corporate development in a large multinational, technology-oriented public company, as well as experience in corporate governance.
Ganesh Moorthy Age 62 Director since 2013 Audit Committee Nominating, Governance & Sustainability Committee - Chair	Ganesh Moorthy is currently President and CEO, and a member of the Board of Directors, of Microchip Technology Incorporated, a leading manufacturer of smart, connected and secure embedded control solutions. Before his appointment as Microchip’s President and CEO in 2021, Mr. Moorthy served as Microchip’s President and COO (2016 – 2021), COO (2009 – 2016), Executive Vice President (2006 – 2009) and Vice President of several Microchip divisions (2001 – 2006). Mr. Moorthy brings to the Board experience as an active senior executive in a global technology manufacturing company, with particular experience in manufacturing and innovation.
Jeffrey J. Owens Age 67 Director since 2017 Audit Committee Compensation & Organization Committee	Jeffrey Owens served as Executive Vice President and CTO of Delphi Automotive PLC until his retirement in 2017. During his over 40-year career at Delphi, Mr. Owens served in a variety of technology, engineering and operating leadership roles, including as President of Delphi’s Electronics and Safety Division and President of Delphi Asia Pacific. Mr. Owens currently serves as a director of Indie Semiconductor, Inc., and previously served as a director of Cypress Semiconductor Corporation. Mr. Owens brings to the Board experience as a chief technology executive of a global manufacturing company, with particular experience in technology operations and innovation.
Helene Simonet Age 69 Director since 2014 Audit Committee - Chair Compensation & Organization Committee	Helene Simonet served as Executive Vice President and CFO of Coherent, Inc. from 2002 until her retirement in 2016. Previously, Ms. Simonet served as Vice President of Finance of Coherent’s former Medical Group and Vice President of Finance of its Photonics Division from 1999 to 2002. Prior to joining Coherent in 1999 as a Vice President of Finance, Ms. Simonet spent over 20 years in senior finance positions at Raychem Corporation. Ms. Simonet previously served as a director of Finisar, Inc. Ms. Simonet brings to the Board experience as a senior financial executive of a global technology manufacturing company.
Peter C. Wallace Age 67 Director since 2010 Board Chair Compensation & Organization Committee Nominating, Governance & Sustainability Committee	Peter Wallace served as CEO and a director of Gardner Denver Inc. from 2014 until his retirement in 2016. Previously, Mr. Wallace served as President and CEO and a director of Robbins & Myers, Inc. (2004 – 2013) and President and CEO of IMI Norgren Group (2001 – 2004). Mr. Wallace is also a director of Curtiss-Wright Corporation and chairman of the board of Applied Industrial Technologies, Inc. Mr. Wallace brings to the Board experience as a chief executive of global manufacturing companies, as well as experience in corporate governance.
None of the directors were subject to any arrangement pursuant to which directors were elected, nor are there any family relationships between any directors and any of the Company’s executive officers. To the best of our knowledge, there are no pending material legal proceedings in which any of our directors, or any of their associates, is a party adverse to us or any of our affiliates, or in which the persons have a material interest adverse to us or any of our affiliates. Additionally, to the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, sanctions, or injunctions during the last 10 years that are material to the evaluation of the ability or integrity of any of our directors.
Code of Ethics
We have adopted a code of business conduct and ethics policy, which applies to all employees, officers and directors of Rogers Corporation. The Rogers Corporation Code of Business Ethics is posted on our website at http://www.rogerscorp.com. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the Code of Business Ethics for our principal executive officer, principal financial officer or principal accounting officer (or others performing similar functions) by posting such information on our website. Our website is not incorporated into or a part of this Form 10-K.
Audit Committee
The Audit Committee has been established in accordance with the Securities Exchange Act of 1934, as amended and related SEC regulations. The Audit Committee’s authority and responsibilities, which are set forth in a written charter adopted by the Board, include oversight of the Company’s financial reporting function, internal audit function and internal controls, selection, evaluation and oversight of the Company’s independent auditor, and assessment and review of compliance, investigations and legal matters. The members of the Audit Committee are Helene Simonet (Chair), Megan Faust, Carol R. Jensen, Ganesh Moorthy, Jeffrey J. Owens, and Keith Larson. The Board of Directors has determined that each member of the Committee is “independent” in accordance with the NYSE’s listing standards and SEC regulations. In addition, the Board of Directors has determined that all of the Audit Committee members are financially literate in accordance with NYSE listing standards and that committee members Ms. Faust, Mr. Larson, Mr. Moorthy and Ms. Simonet are “audit committee financial experts” in accordance with SEC regulations.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Named Executive Officers for 2021
Our Named Executive Officers (NEOs) for fiscal year 2021 are as follows:

Named Executive Officer	Title
Bruce D. Hoechner	President and Chief Executive Officer, Director, Principal Executive Officer
Ramakumar Mayampurath	Senior Vice President and Chief Financial Officer, Principal Financial Officer
Randall C. Gouveia	Senior Vice President and General Manager, Elastomeric Material Solutions
Jonathan J. Rowntree	Senior Vice President and General Manager, Advanced Electronics Solutions
Peter B. Williams	Senior Vice President, Global Operations and Supply Chain
Michael M. Ludwig	Former Senior Vice President, Chief Financial Officer and Treasurer (through May 2021)
Components of Compensation
The Company’s executive compensation philosophy is to attract, retain, and motivate the most talented and experienced executives possible in order to achieve outstanding business performance and shareholder value at a reasonable cost. The Company’s approach to executive compensation takes into account the various industries in which the Company operates, including technology. We believe that our executive compensation program provides an appropriate balance between industry competitive salary and incentive compensation as well as between risk and reward so that our compensation practices are strongly aligned with the long-term interests of our shareholders.
•Competitive base salaries targeted around market median but aligned with individual performance and experience.
•Bonus targets oriented with market median and focused both on financial results and individual objectives.
•Annual long-term incentive target grants targeted around the market median split between time-based restricted stock units and performance-based units with variations in the annual grants based on performance.
Compensation Decisions, Philosophy, and Governance
Key Compensation Actions and Decisions
At our 2021 Annual Meeting of Shareholders, over 99% of the shares voted were voted in favor of our 2020 NEO compensation. Accordingly, in 2021, we maintained our commitment to the use of at-risk compensation (awards under our Long-Term Incentive Program (LTIP) and Annual Incentive Compensation Plan (AICP)), pay for performance, compensation transparency, and the pursuit of pay practices competitive with those of our peers.
•Base Salary: Base salaries are targeted around the median of our peer group but will take into account experience and performance.

•At-risk Compensation: At-risk compensation made up approximately 83% of our CEO’s target total direct compensation in 2021, approximately the same as 2020. For our remaining NEOs, at-risk compensation in 2021 made up approximately 67% of their target total direct compensation, approximately the same as 2020.
•Performance-based Pay: Performance-based pay made up approximately 57% of our CEO’s target compensation in 2021, the same as 2020 and made up approximately 43% of target compensation in 2021 for our remaining NEOs, on average, compared to 41% in 2020.
•Pay for Performance Measures: In 2021, we continued to employ multiple performance measures to balance short-term and long-term objectives. With respect to longer-term incentives, we continued the practice of granting performance-based restricted stock units tied to the Company’s three-year total shareholder return (TSR) measured relative to the TSR of a pre-established group of peer companies.
Role of Compensation & Organization Committee and the Decision-Making Process
The Compensation & Organization Committee (the “Committee” for purposes of this section) began its consideration of 2021 executive compensation by evaluating our compensation philosophy. The Committee affirmed our existing philosophy, reinforcing that our approach to compensation is fundamentally defined by our objective to attract, retain, and motivate the most talented and experienced executives possible in order to achieve outstanding business performance and shareholder value at a reasonable cost. Specifically, the Committee seeks to provide competitive base salaries for our NEOs, and to leverage short-term and long-term variable compensation in line with performance to appropriately reward our NEOs for the value they create. To achieve these goals, we seek to provide opportunity for our executive officers and other senior managers to earn compensation that is competitive with other technology companies of comparable size, global reach and complexity. In addition, we strongly emphasize a culture of pay for performance. Our compensation strategy uses salary, bonuses, long-term incentives, and/or benefits to directly incentivize employee performance. Employee performance is generally measured by pre-defined metrics or qualitative evaluations (performance appraisals) in order to reward and align accountability for our executive officers and other senior managers in working toward the achievement of our financial, strategic and operational objectives. Accordingly, the Committee considers market compensation (overall and by element), Company performance, and individual performance, along with cost reasonableness, in setting executive compensation levels.
Role of Management
The Committee, in making executive compensation decisions, solicits input from management, as appropriate, with respect to individual and Company performance. The Committee receives recommendations and evaluations with respect to NEO compensation and performance from Mr. Hoechner (other than with respect to his own compensation). While Mr. Hoechner does not make a recommendation to the Committee with respect to his own compensation, he provides the Committee with a summary of his annual performance. The Committee considers this assessment in conjunction with materials provided by the Company’s Chief Human Resources Officer regarding Mr. Hoechner’s performance and recommended compensation. The Committee evaluates this input, as well as the compensation data provided by its compensation consultant, as it independently makes its assessments and compensation decisions.
Role of Compensation Consultants
The Committee is authorized to select and retain its own independent compensation consultant, and since 2017 has retained Compensia, Inc. (“Compensia” or “Consultant”). During its engagement, Compensia has advised the Committee on evolving best pay practices and pay ratio disclosure and provided competitive market data on executive officer compensation. The Committee annually reviews the independence of the Consultant as part of its standard governance practices and has determined that the Consultant is independent and that its work does not raise any conflict of interest.
Use of Peer Group Data
The Committee's use of peer group data demonstrates our focus on efficient recruitment and retention of executives who will drive our business performance and enhance shareholder value at a reasonable cost, while maintaining a competitive market position. The Committee regularly reviews the peer groups it uses to set NEO compensation.
In 2020, the Committee, in consultation with Compensia, determined that five companies in the 2020 peer group (Entegris, Inc., II-VI Incorporated, MKS Instruments, Inc., Monolithic Power Systems, Inc., and Versum Materials, Inc.) would be removed and replaced by three new companies (ESCO Technologies, FormFactor, Inc., and Materion Corporation) for our 2021 NEO compensation analysis, due to the recent acquisitions in the 2020 peer group and changes in revenue and market capitalization. The companies comprising the new peer group, which were selected in consultation with Compensia, are listed below.

2021 NEO Compensation Peer Group
Advanced Energy Industries, Inc.	Kulicke and Soffa Industries Inc.
Brooks Automation, Inc.	Littelfuse, Inc.
CMC Materials, Inc.	MACOM Technology Solutions Holding, Inc.
Diodes Incorporated	Materion Corporation
ESCO Technologies	Methode Electronics, Inc.
Ferro Corporation	Novanta Inc.
FormFactor, Inc.	Quaker Houghton Corporation
GCP Applied Technologies, Inc.	Semtech Corporation
Ingevity Corporation	Silicon Laboratories, Inc.
Knowles Electronics, LLC
The Committee considered compensation data from the 2019 and 2020 proxy statements of these companies, with slight cost-of-living adjustments, when setting 2021 NEO compensation. Specifically, the Committee considered this peer group data when establishing the overall compensation packages for our NEOs and each element of compensation within those packages for 2021 and, as part of that process, evaluating target total cash compensation for each NEO (defined as base salary and target payments under our AICP) and target total direct compensation for each NEO (defined as base salary and target payments under our AICP and LTIP). In general, the Committee aims to set overall executive compensation, as well as each element of executive compensation, for each NEO around the median of the peer group with variations in each compensation element to account for tenure, experience, performance, responsibilities and expected contribution.
Compensation Mix
The Committee believes that executive compensation should include a competitive combination of base salary, annual incentive compensation and long-term incentive compensation that emphasizes performance and balances shorter-term results with execution of longer-term financial and strategic initiatives.
Base Salary
Base salary is the fixed compensation element we provide to our executives based on their qualifications, experience, and regular contribution to the business. Our goal is to ensure that business decisions are in the hands of executives with proven track records, and our ability to efficiently recruit, retain and motivate such talented people depends in part on competitive base salaries. Adjustments to base salary each year are dependent upon many factors, including an executive’s tenure, internal equity across the executive team based on individual roles and contributions, market trends, the Company’s prior year performance, and general affordability based on business results. Base salary is generally subject to annual review, unless circumstances dictate otherwise. Generally, any base salary adjustments are effective at the beginning of the second quarter of the year.
The Committee began its assessment of 2021 NEO base salaries with an analysis of base salary relative to the base salaries paid to executives in similar positions at the companies in the peer group discussed above and aimed to set NEO base salaries around the median of the peer group. The Committee concluded that 2021 base salaries for the Rogers NEOs are reflective of the competitive market environment. The Committee concluded that a market adjustment was appropriate for Mr. Mayampurath (due to his promotion to Senior Vice President and Chief Financial Officer) and awarded merit-based increases to certain other NEOs.

Named Executive Officer	2021 Base Salary	2020 Base Salary	Base Salary % Change for 2021
Bruce D. Hoechner	$753,960	$732,000	3.00%
Ramakumar Mayampurath	$380,000	$271,014	26.68%
Randall C. Gouveia	$412,698	$396,825	4.00%
Jonathan J. Rowntree	$407,408	$391,738	4.00%
Peter B. Williams	$403,988	$384,750	5.00%
Michael M. Ludwig	$436,800	$436,800	0.00%

Annual Incentive Compensation Plan
Our AICP is intended to compensate our executives for their annual contributions to the Company’s performance. Consistent with the terms of the AICP, the Committee established a performance goal (the achievement of positive operating income, where operating income is adjusted to exclude restructuring and other non-recurring charges and gains, gains and losses on foreign currency transactions, and the effects of accounting changes and certain tax adjustments) and target and maximum potential payouts early in 2021. The Committee used the peer group data described above when evaluating and determining the target and maximum potential AICP awards for the NEOs.

Named Executive Officer	2021 Base Salary	Base Salary Percentage	2021 Target Payout	2021 Maximum Payout
Bruce D. Hoechner	$753,960	100%	$753,960	$2,500,000
Ramakumar Mayampurath	$380,000	65%	$247,000	$750,000
Randall C. Gouveia	$412,698	55%	$226,984	$500,000
Jonathan J. Rowntree	$407,408	55%	$224,074	$500,000
Peter B. Williams	$403,988	55%	$222,193	$500,000
Michael M. Ludwig	$436,800	65%	$—	$—
(1) Mr. Ludwig was ineligible for a 2021 AICP payout since he retired from the Company in May 2021.
Following the end of 2021, the Committee determined that the Company had generated positive annual operating income thereby satisfying the performance goal. In deciding when, and to what extent, to exercise negative discretion in adjusting awards downward from the maximum potential payout, the Committee looked to each NEO’s achievement with respect to certain corporate/business unit performance measures and individual performance metrics; specifically, with regard to corporate/business unit performance measures, the Committee considered the following corporate performance measures in its deliberation (dollars in millions):

Performance Metric	Threshold Performance (80% Target Payout)	Target Performance (100% Target Payout)	Maximum Performance (200% Target Payout)	2021 Performance(1)
Net sales	$677.1	$846.4	$1,015.7	$905.6
Operating income(2)	$112.7	$140.8	$169.0	$150.9
(1) The Committee excluded certain currency adjustments from net sales. No currency adjustment is made to operating income due to the complexities of extracting specific data.
(2) Adjusted operating income, which the Company defines as operating income excluding acquisition-related amortization of intangible assets and discrete items.
With respect to Messrs. Hoechner, Mayampurath, and Williams, each of the two corporate performance metrics was assigned a 40% weight. With respect to Messrs. Gouveia and Rowntree, each of the two corporate performance metrics was assigned a 10% weight, and each of the two business unit performance metrics was assigned a 30% weight.
In addition to the metrics discussed above, the Committee assigned a 20% weight to achievement of annual individual performance metrics (MBOs) by each NEO. Mr. Hoechner established the MBOs for each NEO, other than himself, following consultation with the NEOs in early 2021. The Committee established Mr. Hoechner’s MBOs following consultation with Mr. Hoechner. The MBOs for the NEOs related to both quantitative performance objectives, including achievement of the annual financial plan and sales, operating efficiencies, and safety goals, and qualitative performance objectives, including updating the corporate/business unit growth strategy, expanding the Company’s research and development pipeline, employee development, and streamlining the Company’s financial reporting process. After the end of the year, Mr. Hoechner evaluated the performance of each NEO, other than himself, against his MBOs and provided his evaluation to the Committee. The Committee evaluated Mr. Hoechner’s performance following discussions with Mr. Hoechner and after performing its own assessment of Mr. Hoechner’s performance against his MBOs.

Following consideration of each NEO’s achievement of the performance metrics discussed above, the Committee awarded the following AICP payouts to the NEOs:

Named Executive Officer	Actual AICP Payout
Bruce D. Hoechner	$965,068
Ramakumar Mayampurath	$320,033
Randall C. Gouveia	$328,021
Jonathan J. Rowntree	$300,025
Peter B. Williams	$272,010
Michael M. Ludwig(1)	$—
(1) Mr. Ludwig was ineligible for a 2021 AICP payout since he retired from the Company in May 2021.
Long-Term Incentive Program
Our LTIP is intended to compensate our executives for their long-term contributions to Company performance, based upon metrics that closely align with long-term shareholder value. For our NEOs, we use a combination of performance-based restricted stock units and time-based restricted stock units to balance retention and attainment of financial and operational goals. The Committee believes that such long-term incentive compensation aligns the interests of our NEOs with the interests of our shareholders.
In early 2021, Mr. Hoechner recommended to the Committee the target total dollar value of the 2021 long-term incentive award for each then-serving NEO other than himself. The Committee considered these recommendations and data drawn from the peer group in a competitive market analysis prepared by Compensia in establishing the target long-term incentive award values below. The Committee concluded that an increase in the total LTIP award for each then-serving NEO was appropriate to bring target total direct compensation for these NEOs closer to the peer group median.

Named Executive Officer	Target LTIP Award	Performance-Based Restricted Stock Units	Time-Based Restricted Stock Units
Bruce D. Hoechner	$3,000,000	$1,800,000	$1,200,000
Ramakumar Mayampurath(1)	$577,855	$331,428	$246,428
Randall C. Gouveia	$825,760	$412,880	$412,880
Jonathan J. Rowntree	$815,360	$407,680	$407,680
Peter B. Williams	$808,500	$404,250	$404,250
Michael M. Ludwig(2)	$—	$—	$—
(1) LTIP awards for Mr. Mayampurath include both his annual award (50%/50% split), as well as a promotional award (60%/40% split).
(2) Mr. Ludwig did not receive a 2021 equity award.
Additional information regarding the equity awards provided to our NEOs during 2021, including, where applicable, the target and maximum number of shares, is set forth in both the “Grants of Plan-Based Awards for Fiscal Year 2021 Table” and “Outstanding Equity Awards at End of Fiscal Year 2021 Table” subsections in the “Executive Compensation Tables” section below.
Performance-Based Restricted Stock Units
Performance-based restricted stock units are settled in shares of our capital stock after a three-year performance period. The number of shares delivered under the performance-based restricted stock units can range from zero to 200% of the units in the target grant, depending on our actual performance, and settlement generally requires employment throughout the full three-year performance period. There are generally up to three outstanding performance-based restricted stock unit awards at any time. In 2021, the Committee concluded that performance tied solely to the Company’s three-year TSR performance relative to the Index (as defined below) remained appropriate given (i) the Company’s strategic focus on synergistic acquisition opportunities and (ii) the Committee’s focus on the selection of performance metrics that are appropriately challenging to achieve and efficient for the Committee to assess at the end of a performance period. The applicable performance metric was relative TSR measured as follows:
•Our TSR performance is measured against the TSR of a specified group of peer companies selected by the Committee from within Standard and Poor’s Small Cap 600 Information Technology companies (the Index). The Committee believes that the Index is an appropriate group against which to measure the Company’s TSR. The Committee excludes from the Index any companies that cease to publicly report financial statement data to the SEC at any time during the performance period.
•TSR performance is calculated for the Company and each of the companies in the Index by comparing the relevant company’s average daily closing common stock price for a specified period prior to the start of the performance period to its average daily closing common stock price for the corresponding period immediately preceding the end of the performance period. The calculation reflects adjustments for stock splits, reverse stock splits and similar extraordinary events that occur during the performance period. Performance-based restricted stock unit awards granted in 2021, 2020 and 2019 will reflect cash dividends paid during the performance period.
•At the end of the performance period, the Committee compares the Company’s TSR to the TSR of the companies in the Index. The number of units earned at the end of the applicable three-year performance period is based on the Company’s TSR performance ranked against the TSR performance of the companies in the Index. The amount vested, if any, is determined on a straight-line basis based on the table set forth below.

Company Relative TSR Performance	Payout Percentage for TSR Performance
25%	0% (threshold)
30%	20%
35%	40%
40%	60%
45%	80%
50%	100% (target)
55%	120%
60%	140%
65%	160%
70%	180%
75%	200% (maximum)
The TSR performance scale is designed to be appropriately challenging, and there is a risk that the performance-based restricted stock units will not be earned or will be earned at less than 100% of target.
Results from 2019-2021 Performance-Based Restricted Stock Units
In early 2022, the Committee reviewed calculations of the Company’s relative TSR performance compared to the Index prepared by Compensia. Following this review, the Committee determined that the payout percentage for TSR performance was 180.7%. As a result, the Committee determined that Messrs. Hoechner, Mayampurath, Gouveia, Rowntree and Williams had earned 180.7% of the target number of shares under these awards.
Time-Based Restricted Stock Units
The Committee uses time-based restricted stock units to provide a long-term incentive vehicle that emphasizes retention. Annual time-based restricted stock units granted to our NEOs are generally subject to three-year ratable vesting and require our executives to remain continuously employed by the Company through the applicable vesting dates. Refer to the subsection “Potential Payments on Termination or Change in Control” subsection in the “Executive Compensation Tables” section below for information about the limited circumstances in which these awards could be subject to accelerated vesting. The value of the time-based restricted stock units ultimately earned is tied to the market price of the Company’s capital stock following the vesting period, and the Committee believes the awards align NEO interests with long-term shareholder interests. As noted above, the Committee granted time-based restricted stock units to the NEOs during 2021. In addition, portions of time-based restricted stock units granted in 2018, 2019, and 2020 vested in 2021. Mr. Mayampurath received awards of time-based restricted stock units in 2018, 2019, and 2020 for his service in his previous role as Vice President of Finance, and portions of those awards vested during 2021. Mr. Ludwig forfeited his remaining outstanding time-based restricted stock units upon his retirement in May 2021; according to their terms, the time-based restricted stock units that were unvested at the time of his retirement were forfeited.
Other Benefits
We also provide our NEOs with the following additional benefits:
•Section 401(k) and health and welfare benefits, including life insurance, on substantially the same terms and conditions as they are provided to most of our other employees;
•A non-qualified funded deferred compensation plan that allows executives to defer salary and bonus and receive matching contributions on deferred amounts on a cost-effective tax-advantaged basis;
•Severance and change-in-control protection to U.S.-based NEOs to increase retention and mitigate potential conflicts of interest when NEOs perform their duties in connection with a potential change in control transaction; and

•Physicals as part of an annual executive physical program.
Merger Agreement with DuPont
The Merger Agreement (as defined in the Company’s Definitive Proxy Statement filed in December 2021) provides for certain modifications to equity awards outstanding under the Company’s 2019 Long-Term Equity Compensation Plan. On November 1, 2021, the Compensation & Organization Committee effectuated modifications to existing equity awards as required by the terms of the Merger Agreement.
Pursuant to the Merger Agreement, at the effective time of the merger:
•Each Company deferred stock unit or time vesting restricted stock unit (“Company RSU”), excluding Post-Signing Company RSUs as defined below, that is outstanding as of immediately prior to the effective time of the merger (the “Effective Time”) will become fully vested and will automatically be canceled and converted into the right to receive an amount in cash equal to the product of the Merger Consideration (as defined in the Merger Agreement) and the number of shares subject to such Company RSU immediately prior to the Effective Time;
•Each RSU that is granted on or after the date of the Merger Agreement, excluding any such Company RSU granted to a non-employee director (“Post-Signing Company RSU”), that is outstanding as of immediately prior to the Effective Time, will be assumed by DuPont and converted automatically into a restricted stock unit in respect of shares of DuPont common stock with the same terms and conditions as are in effect with respect to such Post-Signing Company RSU immediately prior to the Effective Time (“Parent RSU”), except that such Parent RSU will relate to a number of shares of DuPont common stock that is determined based on the ratio of the Merger Consideration to the average closing price per share of DuPont’s common stock for the period of 10 consecutive trading days preceding the last trading day prior to the closing date of the merger; and
•Each Company restricted stock unit subject to performance-based vesting criteria (“Company PSU”) that is outstanding as of immediately prior to the Effective Time will become fully vested and will automatically be canceled and be converted into the right to receive an amount in cash equal to the product of the Merger Consideration and the number of shares subject to such Company PSU immediately prior to the Effective Time based on 120% of the target level of performance achievement.
For additional information on the impact of the Merger Agreement on the compensation of our directors and executive officers, please review the definitive proxy statement filed with the SEC and mailed to shareholders on December 16, 2021.
Stock Ownership Guidelines
Stock ownership guidelines help to foster a focus on long-term growth. The Company’s stock ownership guidelines provide as follows: CEO stock ownership should reach three times base salary within five years of service as CEO, while NEOs other than the CEO are expected to own Company stock valued at least two times base salary no later than the completion of five years of service as an executive officer.
Compensation Recovery Policy
The Company has a compensation recovery policy in place to recover any compensation earned by or paid to an executive officer based on any financial result or operating objective that was impacted by the officer’s misconduct.
Risk Considerations Related to Compensation
The Committee does not believe that our compensation programs encourage risks that are reasonably likely to have a material adverse effect on the Company. This belief is based on the following:
•Our compensation philosophy and strategy are reviewed by the Committee on an annual basis to align executive compensation with our business strategy.
•At-risk pay comprises a substantial portion of our executives’ target total direct compensation, with company or business unit and individual performance having a meaningful effect on payouts to our NEOs. In connection therewith, performance of the CEO and the other NEOs are evaluated by the Committee each year, and that evaluation is used as the basis for future compensation decisions.
•Equity awards for our executives are earned or vest over a three-year period, which the Committee believes discourages undue short-term risk taking.
•Equity represents a significant component of our executives’ target total direct compensation, and payouts with respect to at least 50% of our equity awards are contingent on Company performance.
•Our stock ownership guidelines seek to encourage a long-term perspective by our executives.
•The Committee engages an independent compensation consultant.

•The Committee reserves negative discretion to lower compensation plan payouts.
•We have a compensation recovery policy in place to recover any compensation earned by or paid to an executive officer based on any financial result or operating objective that was impacted by the officer’s misconduct.
Compensation & Organization Committee Interlocks and Insider Participation
None of the Compensation & Organization Committee members (Keith L. Barnes, Megan Faust, Jeffrey J. Owens, Helene Simonet, or Peter C. Wallace):
•Has ever been an officer or employee of the Company;
•Is or has been a participant in a related party transaction with the Company (refer to the “Related Party Transactions” section to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of our policy on related party transactions); or
•Has any other interlocking relationships requiring disclosure under applicable SEC rules.
Compensation & Organization Committee Report
The Compensation & Organization Committee of the Board of Directors of Rogers Corporation reviewed and discussed this Compensation Discussion and Analysis set forth above with management and, based upon such review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
February 22, 2022
Members of the Compensation & Organization Committee:

Keith L. Barnes, Chair
Megan Faust, Member
Jeffrey J. Owens, Member
Helene Simonet, Member
Peter C. Wallace, Member

Executive Compensation Tables
Fiscal Year 2021 Summary Compensation Table
The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company by our NEOs during the year ended December 31, 2021.

Named Executive Officer	Years Covered	Salary(1)	Bonus	Stock Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation(3)	Total(5)
Bruce D. Hoechner	2021	$749,737	$—	$4,028,787	$965,068	$—	$48,846	$5,792,438
	2020	$752,784	$—	$3,101,717	$309,124	$—	$24,537	$4,188,162
	2019	$700,062	$—	$2,781,208	$495,600	$—	$59,302	$4,036,172

Ramakumar Mayampurath	2021	$334,297		$713,798	$320,033	$—	$21,171	$1,389,299

Randall C. Gouveia	2021	$409,646	$—	$1,072,551	$328,021	$—	$41,271	$1,851,489
	2020	$410,513	$—	$585,754	$125,000	$—	$107,020	$1,228,287
	2019	$271,500	$—	$364,232	$127,664	$—	$76,352	$839,748

Jonathan J. Rowntree	2021	$404,394	$—	$1,059,576	$300,025	$—	$24,131	$1,788,126

Peter B. Williams	2021	$400,288	$—	$1,050,926	$272,010	$—	$23,551	$1,746,775
	2020	$398,452	$—	$597,951	$130,290	$—	$12,920	$1,139,613
	2019	$160,769	$150,000	$337,519	$85,342	$—	$157,354	$890,984

Michael M. Ludwig	2021	$213,360	$—	$—	$—	$—	$34,406	$247,766
	2020	$449,723	$—	$1,051,579	$166,453	$—	$13,095	$1,680,850
	2019	$420,000	$—	$940,127	$211,744	$—	$17,063	$1,588,934
(1) Employees are paid on a bi-weekly schedule. Amounts in this column represent 26 pay periods in 2021.
(2) Reflects the aggregate grant date fair value of the performance-based restricted stock units and time-based restricted stock units granted during each listed year. The grant date fair value of the performance-based restricted stock units is based on the probable outcome (as of the grant date) of the performance conditions applicable to those grants. For this purpose, the probable outcome was considered to be the compensation cost over the performance period that would have resulted if the Company achieved target performance during the performance period. The grant date fair value of the time-based restricted stock units reported above is based on the closing price per share of our capital stock on the grant date.
(3) With respect to 2021, reflects the total amount of “All Other Compensation” reported in the “All Other Compensation for Fiscal Year 2021 Table” subsection below.
(4) Mr. Ludwig retired from the Company in May 2021.
(5) None of the NEOs had a change in pension value or change in non-deferred compensation earnings in 2021, 2020 or 2019.
All Other Compensation for Fiscal Year 2021 Table
The following table sets forth aggregate amounts of all other compensation earned by the NEOs or accrued by the Company for the year ended December 31, 2021, on behalf of the NEOs. Rogers does not provide any additional perquisites to its NEOs other than what is reported in the table below. The total amount reflected below is set forth in the “All Other Compensation” column of the “Fiscal Year 2021 Summary Compensation Table” subsection above.

Named Executive Officer	Company Contributions to Defined Contribution Plan(1)	Executive Physical	Life Insurance Premiums	Deferred Compensation Company Match	Misc Income(2)	All Other Compensation Total
Bruce D. Hoechner	$33,226	$2,237	$3,120	$10,263	$—	$48,846
Ramakumar Mayampurath	$17,285	$—	$3,120	$—	$766	$21,171
Randall C. Gouveia	$20,878	$—	$3,120	$17,125	$148	$41,271
Jonathan J. Rowntree	$20,867	$—	$3,120	$—	$144	$24,131
Peter B. Williams	$20,294	$—	$3,120	$—	$137	$23,551
Michael M. Ludwig(3)	$20,563	$10,723	$3,120	$—	$—	$34,406
(1) Includes 401(k) Company match, discretionary contribution and 1% non-elective contributions.
(2) Includes payments made for COVID-19 vaccine incentives.
(3) Mr. Ludwig retired from the Company in May 2021.
Grants of Plan-Based Awards for Fiscal Year 2021 Table
The following table shows all plan-based awards granted to the NEOs during fiscal year 2021. The awards under the AICP are cash awards, and the performance-based restricted stock units and time-based restricted stock units are non-cash awards (i.e., equity awards). The equity awards identified in the table below are also reported in the “Outstanding Equity Awards at End of Fiscal Year 2021 Table” subsection below and the “Fiscal Year 2021 Summary Compensation Table” subsection above.

Named Executive Officer	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards (Expressed in Shares)(2)			All Other Equity Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Equity Awards
		Threshold(1)	Target	Maximum	Threshold	Target	Maximum
Bruce D. Hoechner			$700,000	$2,500,000
	02/10/2021							7,190	$1,268,460
	02/10/2021					10,780	21,560		$2,760,327
Ramakumar Mayampurath			$225,160	$750,000
	02/10/2021							460	$81,153
	02/10/2021					460	920		$117,788
	05/01/2021							890	$174,298
	05/01/2021					1,330	2,660		$340,560
Randall C. Gouveia			$226,984	$500,000
	02/10/2021							2,480	$437,522
	02/10/2021					2,480	4,960		$635,029
Jonathan J. Rowntree			$224,074	$500,000
	02/10/2021							2,450	$432,229
	02/10/2021					2,450	4,900		$627,347
Peter B. Williams			$222,193	$500,000
	02/10/2021							2,430	$428,701
	02/10/2021					2,430	4,860		$622,226
Michael M. Ludwig(3)
(1) There is no minimum threshold.
(2) Represents performance-based restricted stock units where the actual number of shares to be issued will vary depending upon the Company’s TSR relative to Index companies during the Company’s 2021 through 2023 performance cycle. These Index companies were selected by the Committee at the time of grant, as described in the “Compensation Discussion and Analysis” section above.
(3) Mr. Ludwig retired from the Company in May 2021.

Additional Information Regarding (i) the Fiscal Year 2021 Summary Compensation Table and (ii) Grants of Plan-Based Awards for Fiscal Year 2021 Table
The Committee converts each NEO’s target long-term incentive award value into a number of target shares using the average closing price per share of our capital stock for the 30 trading days prior to the grant date. The share price used in 2021 for LTIP awards was $167.02, based on the average closing price per share of our capital stock for the 30 trading days prior to the February 10, 2021 grant date. With respect to the grant dated May 1, 2021, the share price used to determine the award value was $192.59. Restricted stock unit awards for NEOs (other than Mr. Hoechner and Mr. Mayampurath) are generally comprised of 50% performance-based restricted stock units and 50% time-based restricted stock units, while restricted stock unit awards for Mr. Hoechner and Mr. Mayampurath are comprised of 60% performance-based restricted stock units and 40% time-based restricted stock units. Each NEO receiving performance-based restricted stock units may earn up to twice the target award if actual performance exceeds target levels.
Outstanding Equity Awards at End of Fiscal Year 2021 Table
The following table contains information regarding outstanding equity awards held by the NEOs as of December 31, 2021. Time-based restricted stock units are reported in the first two columns of the table. Performance-based restricted stock units are reported under the table heading “Equity Incentive Plan.”

				Equity Incentive Plan
Named Executive Officer	Grant Date	Number of Shares of Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)	Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3)	Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Bruce D. Hoechner	02/07/2019	2,963	$808,899
	02/12/2020	6,553	$1,788,969
	02/10/2021	7,190	$1,962,870
	02/07/2019			13,334	$3,640,182
	02/12/2020			14,740	$4,024,020
	02/10/2021			10,780	$2,942,940
Ramakumar Mayampurath	02/07/2019	185	$50,505
	02/12/2020	280	$76,440
	02/10/2021	460	$125,580
	05/01/2021	890	$242,970
	02/07/2019			556	$151,788
	02/12/2020			420	$114,660
	02/10/2021			460	$125,580
	05/01/2021			1,330	$363,090
Randall C. Gouveia	06/03/2019	437	$119,301
	02/12/2020	1,546	$422,058
	02/10/2021	2,480	$677,040
	06/03/2019			1,310	$357,630
	02/12/2020			2,320	$633,360
	02/10/2021			2,480	$677,040
Jonathan J. Rowntree	06/03/2019	77	$21,021
	02/12/2020	1,480	$404,040
	02/10/2021	2,450	$668,850
	06/03/2019			230	$62,790
	02/12/2020			2,220	$606,060
	02/10/2021			2,450	$668,850
Peter B. Williams	08/07/2019	307	$83,811
	02/12/2020	1,506	$411,138
	02/10/2021	2,430	$663,390
	08/07/2019			920	$251,160
	02/12/2020			2,260	$616,980
	02/10/2021			2,430	$663,390
Michael M. Ludwig(4)

(1) Represents 2021, 2020 and 2019 time-based restricted stock units as of December 31, 2021, which generally vest in equal one-third increments on each of the first three anniversaries of the grant date, provided that the executive is still employed by the Company. For the 2021, 2020 and 2019 time-based restricted stock unit awards, accelerated pro-rata vesting applies in case of death, disability or termination of employment after attaining at least 60 years of age and completing five years of service and in certain cases, in connection with a change in control. Refer to the discussion in the “Potential Payments on Termination or Change in Control” subsection below.
(2) Calculation based on the closing share price of our capital stock of $273.00 per share on December 31, 2021.
(3) Represents 2021, 2020 and 2019 performance-based restricted stock units outstanding as of December 31, 2021. The disclosed amounts for both the performance-based restricted stock unit reflect the targeted payout (100%). Except as described below in connection with a change in control, payment of shares earned based on performance generally requires that the executive remain employed on the last day of the fiscal year in the relevant performance period.
(4) Mr. Ludwig retired from the Company in May 2021.
Equity Awards Vested for Fiscal Year 2021 Table
The following table sets forth restricted stock unis for all NEOs that vested during 2021.

	Equity Awards
Named Executive Officer	Number of Shares Acquired on Vesting	Value Realized Upon Vesting
Bruce D. Hoechner	8,340	$1,471,335
Ramakumar Mayampurath	402	$70,647
Randall C. Gouveia	1,210	$221,661
Jonathan J. Rowntree	816	$147,105
Peter B. Williams	1,060	$194,036
Michael M. Ludwig	2,111	$371,251
Pension Benefits at End of Fiscal Year 2021
Rogers previously maintained the Rogers Corporation Defined Benefit Pension Plan, a tax-qualified defined benefit pension plan and currently maintains a non-qualified unfunded pension plan (Pension Restoration Plan). Benefit accrual under both plans ceased as of June 30, 2013. None of our NEOs participated in these plans in 2021.
Non-Qualified Deferred Compensation at End of Fiscal Year 2021 Table
This table provides information about the voluntary Deferred Compensation Plan for Key Employees (NQDC) maintained for the benefit of our NEOs and other Company executives. An NEO may only earn non-qualified deferred compensation by electing to defer receipt of compensation that would otherwise be payable to him or her in cash. The amounts shown in the column “Executive Contributions” reflect deferrals of NEO compensation received in 2021, including in some cases the 2020 AICP award which was payable in 2021. If the NEOs had not chosen to defer this compensation, we would have paid these amounts to the NEOs in cash in 2021.

Named Executive Officer	Executive Contributions in the Last Fiscal Year(1)	Registrant Contributions in the Last Fiscal Year(2)	Aggregate Earnings in the Last Fiscal Year(3)	Aggregate Withdrawals Distribution	Aggregate Balance at Last Fiscal Year End
Bruce D. Hoechner	$18,570	$10,263	$171,810	$—	$1,260,073
Ramakumar Mayampurath	$—	$—	$—	$—	$—
Randall C. Gouveia	$26,732	$17,125	$13,745	$—	$100,895
Jonathan J. Rowntree	$—	$—	$—	$—	$—
Peter B. Williams	$—	$—	$—	$—	$—
Michael M. Ludwig(4)	$—	$—	$—	$—	$—
(1) Deferred earnings are included in the “Salary” (Messrs. Hoechner and Gouveia) and “Non-Equity Incentive Plan Compensation” (Messrs. Hoechner and Gouveia) columns of the "Fiscal Year 2021 Summary Compensation Table" subsection above.
(2) Reflects 2021 matching credit on executive contributions; included in the “Deferred Compensation Company Match” column in the "All Other Compensation for Fiscal Year 2021 Table" subsection above.
(3) Reflects interest and investment returns on balances in 2021.
(4) Mr. Ludwig retired from the Company in May 2021.
The NQDC allows participants to elect to defer up to 100% of their annual bonus and 50% of their base salary. The NQDC allows for the participant to make investment elections similar to the qualified 401(k) plan. The participants’ balances and any earnings thereon will be reflected on the Company’s books as general unsecured obligations of the Company. All payments under the NQDC will come from the general assets of the Company. The Company has placed assets to pay plan benefits in a

Rabbi Trust to protect the assets against a change in control in the ownership or management of the Company. Once a change in control occurs, the assets may only be used to pay the promised benefit to participants, except in the event of the Company’s bankruptcy or insolvency. In the event of such an occurrence, Rabbi Trust assets are treated like all other corporate assets and are subject to the claims of all general creditors of the Company. Participants will be considered a general creditor and will have no greater rights to their balance than other general creditors.
A Company match is credited on all salary and bonus deferrals but with the amount of the match being equal to the rate of the 401(k) Company match (which is currently 100% of the first 1% and 50% of the next 5% of eligible compensation). The Company match on deferrals is made in cash. Each participant has a fully vested interest in the Company match.
Payment(s) of deferred amounts with respect to the deferrals made for a specific year will commence on April 15th of the year following the passage of the number of years specified by the individual in the deferral election for that year, or 30 days after the participant ceases to be an employee. Payment elections are made at the time of the deferral election. Payments are made in a lump sum or installments over a period of not more than 10 years. Any requested changes in the timing of the payments by participants must result in the extension of the existing payment date by at least an additional five years. Accelerated payment may occur upon a change in control or a bona fide unforeseen financial hardship. Payments made upon a participant’s separation from service may be delayed six months, if necessary, to avoid penalties under Internal Revenue Code Section 409A. To the extent permitted under Internal Revenue Code Section 409A, certain amounts in a participant’s deferred compensation account, such as amounts deferred and vested prior to January 1, 2005, are not subject to Section 409A.
Potential Payments on Termination or Change in Control
The section below describes the payments that may be made to NEOs upon termination of employment, retirement, death, or disability or in connection with a change in control. On November 1, 2021, we entered into a Merger Agreement with DuPont. The Merger Agreement provides for certain modifications to equity awards outstanding under the Company’s 2019 Long-Term Equity Compensation Plan. Because the proposed merger with DuPont could not have reasonably closed in fiscal year 2021, the amounts listed in this section do not take into account any provisions of the Merger Agreement or any terms conditioned upon the proposed merger. For further information on the Merger Agreement, please see the definitive proxy statement filed with the SEC and mailed to shareholders on December 16, 2021.
Payments Made Upon Termination
An NEO may be entitled to receive the following amounts earned during his/her term of employment regardless of the way an NEO’s employment terminates, except where indicated to the contrary below:
•Unpaid base salary through the date of termination;
•Any unpaid award under the AICP with respect to a completed performance period and all vested equity awards granted under the Rogers’ equity compensation plans (except in the event of termination for cause);
•All accrued and vested benefits under the Pension Restoration Plan and under the NQDC, as described in the “Pension Benefits at End of Fiscal Year 2021” and the “Non-Qualified Deferred Compensation at End of Fiscal Year 2021 Table” subsections above; and
•All other benefits under the Company’s compensation and benefit programs that are available to all salaried employees and do not discriminate in scope, terms, or operation in favor of the NEOs.
Payments Made Upon Retirement
In the event of the retirement of an NEO, in addition to the items listed under the heading "Payments Made Upon Termination," for all award agreements prior to 2021, the retiring NEO will receive the following benefits:
•Payment of a pro-rata portion of the NEO’s AICP award for the performance year in which the termination occurs, based on actual performance; and
•Vesting of a pro-rata portion of time- and performance-based grants, provided that the NEO is at least 60 years old and has at least five years of service at Rogers.
Payments Made Upon Death or Disability
In the event of the death or disability (as defined in the applicable compensation program), in addition to the benefits listed under the “Payments Made Upon Termination” heading above, the NEO will receive the following:
•Benefits under our disability plan or payments under our life insurance plan, as appropriate;
•Vesting of a pro-rata portion of any performance-based restricted stock units based on employment and the Company’s actual performance during the performance period. Shares with respect to vested units will be paid at the end of the performance period;

•Vesting of a pro-rata portion of any time-based restricted stock units based on employment during the vesting period; and
•Payment of a pro-rata portion of the NEO’s AICP award for the performance year in which the termination occurs based on actual performance.
Additional Payments Made Upon Involuntary Termination of Employment Without Cause Prior to a Change in Control or in Connection with a Change in Control
The Rogers Corporation Severance Plan (Severance Plan) provides a market-based severance program to recruit and retain executives on competitive terms. In order to participate in the Severance Plan, an executive must execute a participation agreement (Participation Agreement) providing that severance payments and benefits provided under the Severance Plan are in lieu of any other severance payments or benefits to which they would have been entitled from the Company. Each of Messrs. Hoechner, Mayampurath, Gouveia, Rowntree, and Williams (collectively, the "covered NEOs") participate in the Severance Plan.
The Severance Plan will provide benefits to a covered NEO if that NEO (i) is involuntarily terminated by the Company for any reason other than for cause or (ii) terminates his employment with the Company for good reason (each referred to as a “Qualifying Termination”). Benefits under the Severance Plan include:
•for Mr. Hoechner, a lump sum cash payment equal to the following: (A) the amount determined by multiplying the sum of his base salary and target annual bonus by two if the Qualifying Termination does not occur within two years after a change in control, and (B) the amount determined by multiplying the sum of his base salary and target annual bonus by 2.5 if the Qualifying Termination occurs within two years after a change in control;
•for covered NEOs other than Mr. Hoechner, a lump sum cash payment equal to the following: (A) the covered NEO’s base salary if the Qualifying Termination does not occur within one year after a change in control (as defined in the Severance Plan) or if the Qualifying Termination occurs after the third anniversary of the covered NEO’s participation in the Severance Plan, (B) the sum of the covered NEO’s base salary and target annual bonus if the Qualifying Termination does not occur within one year after a change in control but occurs before the third anniversary of the covered NEO’s participation in the Severance Plan, or (C) the amount determined by multiplying the sum of the covered NEO’s base salary and target annual bonus by 1.5 if the Qualifying Termination occurs within one year after a change in control;
•subsidized premium payments for continuation of medical and dental insurance coverage following the Qualifying Termination for (A) 12-months, or (B) for Mr. Hoechner or if the Qualifying Termination occurs within one year after a change in control, 18 months; and
•reasonable outplacement services (with a value not to exceed $50,000) during (A) the 12-month period (24-month period for Mr. Hoechner) immediately following the Qualifying Termination, or (B) if the Qualifying Termination occurs within one year after a change in control, the 24-month period (30-month period for Mr. Hoechner, but not beyond the end of the second calendar year after the Qualifying Termination) immediately following the Qualifying Termination.
The Severance Plan also provides that the value of, and rights attendant to, each equity-based award held by a covered NEO will be preserved or the award will be cashed out in a manner consistent with the plan and award agreement under which the award is issued. Benefits under the Severance Plan are also conditioned upon the NEO’s execution of a general release and separation agreement and compliance with covenants regarding non-competition, non-solicitation, non-disparagement, and confidentiality.
Tax Reimbursements - Gross-Up Agreement
In connection with the merger with DuPont, the Compensation & Organization Committee of the Board authorized the Company to enter into participation agreements with certain employees, including certain of the Company's executive officers, and approved the form of such participation agreements (each, a “Gross-Up Agreement”). Each Gross-Up Agreement provides that if the employee becomes entitled to payments and benefits in connection with the merger, including accelerated vesting of Company equity awards, that are “excess parachute payments” under Sections 280G and 4999 of the Code, the employee will be entitled to receive an additional payment from the Company in an amount such that, after payment by the employee of all applicable taxes on the parachute payments and this additional payment (including any excise tax imposed under Section 4999 of the Code), the employee will be in the same after-tax position as if no excise tax were imposed on the parachute payments.
Refer to the section entitled “The Merger-Golden Parachute Compensation” beginning on page 48 of the definitive proxy statement filed with the SEC on December 16, 2021, for an estimate of the amounts that would become payable to each of the Company's named executive officers pursuant to each Gross-Up Agreement.

Confidentiality and Non-Compete Agreements
The Company has entered into confidentiality and non-compete agreements with most of its salaried employees, including its NEOs. These agreements generally prohibit the NEOs from accepting employment with a competitor of the Company for two years following termination of employment. If an NEO terminates employment prior to a change in control and cannot obtain employment at a rate of compensation at least equal to the rate in effect upon terminating employment with Rogers during this period, the NEOs may become entitled to additional payment from the Company. This payment will equal the difference between the executive’s current compensation and his or her last regular rate of compensation with the Company, reduced by any retirement or severance income. In lieu of making payments on account of an employment termination prior to a change in control, the Company can waive its rights to enforce the non-compete agreement.
Post Termination Table
The following table was prepared as though each NEO terminated employment on December 31, 2021 using the closing share price of our capital stock of $273.00 as of December 31, 2021 (the last trading day of the fiscal year). The amounts under the column labeled “Termination by Rogers without Cause or by NEO for Good Reason on or after a Change in Control” assume that a CIC occurred on December 31, 2021. Because the proposed merger with DuPont could not have reasonably closed in fiscal year 2021, the following amounts do not take into account any provisions of the Merger Agreement or any terms conditioned upon the proposed merger.

Summary of Separation Benefits	Termination by Rogers without Cause or by NEO for Good Reason absent a CIC	Termination by Rogers without Cause or by NEO for Good Reason on or after a CIC	Termination Due to Death or Disability	Termination Due to Retirement(9)
Bruce D. Hoechner
Cash Severance(1),(4),(7)	$3,016,000	$3,770,000	$1,013,000	$754,000
Accelerated Vesting of Unvested Equity(5),(8)	$—	$11,527,698	$9,284,632	$9,284,632
Benefits Continuation(2),(6)	$30,540	$30,540	$—	$—
Outplacement Services(3)	$50,000	$50,000	$—	$—
Total Pre-Tax Payment	$3,096,540	$15,378,238	$10,297,632	$10,038,632
Ramakumar Mayampurath
Cash Severance(1),(4),(7)	$555,520	$1,111,040	$320,000	$—
Accelerated Vesting of Unvested Equity(5),(8)	$—	$1,098,825	$568,341	$—
Benefits Continuation(2),(6)	$22,494	$33,742	$—	$—
Outplacement Services(3)	$50,000	$50,000	$—	$—
Total Pre-Tax Payment	$628,014	$2,293,607	$888,341	$—
Randall C. Gouveia				$—
Cash Severance(1),(4),(7)	$640,150	$1,280,300	$227,000	$—
Accelerated Vesting of Unvested Equity(5),(8)	$—	$2,528,799	$1,764,697	$—
Benefits Continuation(2),(6)	$27,596	$41,394	$—	$—
Outplacement Services(3)	$50,000	$50,000	$—	$—
Total Pre-Tax Payment	$717,746	$3,900,493	$1,991,697	$—
Jonathan J. Rowntree
Cash Severance(1),(4),(7)	$630,850	$1,261,700	$300,000	$—
Accelerated Vesting of Unvested Equity(5),(8)	$—	$2,368,821	$1,627,253	$—
Benefits Continuation(2),(6)	$27,596	$41,394	$—	$—
Outplacement Services(3)	$50,000	$50,000	$—	$—
Total Pre-Tax Payment	$708,446	$3,721,915	$1,927,253	$—
Peter B. Williams
Cash Severance(1),(4),(7)	$626,200	$1,252,400	$272,000	$—
Accelerated Vesting of Unvested Equity(5),(8)	$—	$2,438,709	$1,689,630	$—
Benefits Continuation(2),(6)	$27,596	$41,394	$—	$—
Outplacement Services(3)	$50,000	$50,000	$—	$—
Total Pre-Tax Payment	$703,796	$3,782,503	$1,961,630	$—
(1) "Cash Severance" under the "Termination by Rogers without Cause or by NEO for Good Reason absent a CIC" column represents cash severance pay equal to 1X the sum of the executive’s base salary plus target bonus (2X for Mr. Hoechner).
(2) "Benefits Continuation" under the "Termination by Rogers without Cause or by NEO for Good Reason absent a CIC" column reflects Rogers’ cost to provide 12 months of continued medical, dental, and vision insurance (18 months for Mr. Hoechner).

(3) "Outplacement Services" under the "Termination by Rogers without Cause or by NEO for Good Reason absent a CIC" and under the "Termination by Rogers without Cause or by NEO for Good Reason on or after CIC" columns represents the maximum value of outplacement services Rogers would provide.
(4) "Cash Severance" under the "Termination by Rogers without Cause or by NEO for Good Reason on or after CIC" column represents cash severance pay equal to 2X the sum of the executive’s base salary plus target bonus (2.5X for Mr. Hoechner).
(5) "Accelerated Vesting of Unvested Equity Awards" under the "Termination by Rogers without Cause or by NEO for Good Reason on or after CIC" columns reflects time-based restricted stock units granted under the Rogers Corporation 2009 and 2019 Long-Term Equity Compensation Plans become fully vested upon a qualifying termination event occurring within two years of a Change in Control (within one year under the 2019 Long-Term Equity Compensation Plan) and performance-based restricted stock units granted under the 2019 Long-Term Equity Compensation Plan vest at target upon a Change in Control. This amount does not reflect the value of all outstanding equity awards as set forth in the “Outstanding Equity Awards at End of Fiscal Year 2021” subsection above. Note that 2019 performance-based restricted stock units are excluded as they were already earned as of December 31, 2021, which was the end of the performance period.
(6) "Benefits Continuation" under the "Termination by Rogers without Cause or by NEO for Good Reason on or after CIC" columns reflects Rogers’ cost to provide 18 months of continued medical, dental, and vision insurance.
(7) "Cash Severance" under the "Termination due to Death or Disability" column reflects actual AICP award for 2021.
(8) "Accelerated Vesting of Unvested Equity Awards" under the "Termination due to Death or Disability" column represents (i) vesting of the pro-rata portion of the performance-based restricted stock units (based on achievement and number of days employed during the performance period as of December 31, 2021) and (ii) vesting of the pro-rata portion of the time-based restricted stock units based on employment during the vesting period.
(9) Only Mr. Hoechner is eligible for retirement benefits as of December 31, 2021.
Directors’ Compensation
Directors who are employees of Rogers receive no additional compensation for their services as directors. Accordingly, Mr. Hoechner received no compensation for his service on the Board of Directors during 2021. The Compensation & Organization Committee periodically reviews the Company’s non-management director compensation program, with the assistance of its compensation consultant and makes recommendations to the Board regarding the same.
The table below shows the total compensation earned by our non-management directors during 2021. Each component of director compensation is summarized following the table.

Non-Management Directors	Retainer Earned(1)	Fair Value of Deferred Stock Unit Awards(2)	Total
Keith L. Barnes	$84,000	$150,880	$234,880
Carol R. Jensen	$78,000	$150,880	$228,880
Ganesh Moorthy	$84,000	$150,880	$234,880
Jeffrey J. Owens	$79,000	$150,880	$229,880
Helene Simonet	$90,000	$150,880	$240,880
Peter C. Wallace	$94,000	$160,310	$254,310
Megan Faust(3)	$104,500	$150,880	$255,380
Keith Larson(3)	$107,000	$150,880	$257,880
(1) Represents annual retainer for board and committee service, which is paid in cash. Directors may elect to defer their retainers pursuant to a non-qualified deferred compensation plan. Fees for the December meeting were paid in January 2021.
(2) The fair value of deferred stock unit awards is the same as the compensation cost reported in our financial statements. All deferred stock units awarded to directors are fully vested as of the award date. On May 5, 2021, each non-management director then serving on the Board received a deferred stock unit award of units representing 800 shares of our capital stock, except Mr. Wallace, who received a deferred stock unit award of units representing 850 shares of our capital stock. The number of shares of capital stock underlying the deferred stock unit award was calculated based on the average closing price of our capital stock over the preceding 30 business days, which was $192.30, and the total units awarded was rounded up to the nearest increment of 50 units.
(3) Ms. Faust and Mr. Larson were appointed to the Board in December 2020, and the amounts shown under “Retainer Earned” column for each of them also includes their pro-rata portion of 2020 cash compensation, which was paid in January 2021.
Annual Retainer
Non-management directors elected at the 2021 Annual Meeting earned an annual retainer of $65,000, together with additional retainers as follows:

Position	Board/Committee Chair Retainer	Committee Member Retainer
Board Chair(1)	$60,000	$—
Audit Committee	$20,000	$9,000
Compensation & Organization Committee	$15,000	$5,000
Nominating, Governance & Sustainability	$10,000	$4,000
(1) The Board Chair retainer increased from $20,000 to $60,000 effective October 1, 2021.
The retainers are paid quarterly in advance and are prorated for non-management directors who serve for only a portion of the year.
Deferred Stock Unit Awards
Deferred stock unit awards were granted to non-management directors as set forth in the director compensation table above. These awards were fully vested on the grant date. The stock subject to these awards is scheduled to be issued on the 13-month anniversary of the grant date unless the director elects to defer the receipt of these shares.
Perquisites and Reimbursable Expenses
Rogers does not provide its non-management directors with any perquisites. Rogers reimburses its directors for expenses associated with attending any board or committee meetings and attending certain other meetings in their capacity as board or committee members. The Board of Directors established a Directors’ Education and Training Allowance Policy to provide reimbursement of up to $10,000 during any two-year period to each non-management director for the reasonable costs to attend education and training programs, as well as membership fees in relevant professional organizations, in all such cases reflective of the director’s duties to the Board, the director’s background and experience, and developments relevant to corporate governance and to the Company’s operations.
Director Stock Ownership Guidelines
The Company’s Corporate Governance Guidelines provide that a non-management director’s ownership of Company stock should be equal to at least five times the director’s base annual retainer by the fifth anniversary of the first annual meeting of shareholders after such person becomes a non-management director.
Management directors are subject to the stock ownership guidelines applicable to executive officers, which are discussed in the “Stock Ownership Guidelines” heading in the “Compensation Decisions, Philosophy, and Governance” subsection the “Compensation Discussion and Analysis” section above.
CEO Pay Ratio
In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer (the “Pay Ratio”). Our principal executive officer is our President and CEO, Mr. Hoechner. The Pay Ratio, as set forth below, is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
In 2020, we identified our median employee as a manufacturing employee located in Bear, Delaware, U.S. This is the beginning of a new three-year cycle. Barring any meaningful change to our employee population, change in employee compensation that the Company believes would result in a significant modification to the pay ratio disclosure or departure of the median employee, we will use this median employee for the calculation of our 2020, 2021, and 2022 pay ratio.
We combined all of the elements of the identified employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $42,078 for the median employee.
With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the "Fiscal Year 2021 Summary Compensation Table" subsection in the “Executive Compensation Tables” section above.

Median Employee annual total compensation	$42,078
CEO annual total compensation	$5,941,687
Ratio of CEO to Median Employee compensation	141.2 to 1

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2021:

	(a)	(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a)
Equity Compensation Plans Approved by Security Holders
Rogers Corporation 2009 Long-Term Equity Compensation Plan	68,383(1)	—(2)
Rogers Corporation 2019 Long-Term Equity Compensation Plan	261,498(3)	869,516
Rogers Corporation Global Stock Ownership Plan For Employees	5,552	—(4)
Total	335,433	869,516
(1) Consists of 67,183 shares for restricted stock units and 1,200 shares for deferred stock units.
(2) This plan expired in early February 2019.
(3) Consists of 253,198 shares for restricted stock units and 8,300 shares for deferred stock units.
(4) This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended, that was discontinued as of December 31, 2021, pursuant to the Merger Agreement.
Stock Ownership
Stock Ownership of Management and Directors
This table provides information about the beneficial ownership of our capital stock as of February 17, 2022, by each of the current members of the Board of Directors, the NEOs listed in the “Fiscal Year 2021 Summary Compensation Table” subsection of the “Executive Compensation Tables” section to “Item 11. Executive Compensation,” and by all current directors and executive officers as a group. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to the shares reported.

Name of Person or Group	Shares Beneficially Owned(1)	Percent of Class(2)
Keith L. Barnes	820	*
Megan Faust	500	*
Randall C. Gouveia	3,869	*
Bruce D. Hoechner(3)	117,744	*
Carol R. Jensen(4)	12,138	*
Keith Larson	500	*
Ramakumar Mayampurath	1,025	*
Ganesh Moorthy(4)	9,900	*
Jeffrey J. Owens	4,450	*
Jonathan J. Rowntree	1,922	*
Helene Simonet	9,100	*
Peter C. Wallace	8,597	*
Peter B. Williams	2,986	*
All Current Directors and Executive Officers as a Group (16 People)(1)	192,544	1.02%
Michael M. Ludwig(5)	7,123
* None of our executive officers or directors owned more than 1.0% of our outstanding capital stock as of February 17, 2022.
(1) Represents the total number of currently owned shares and shares acquirable within 60 days of February 17, 2022.
(2) Represents the percent ownership of total outstanding shares of capital stock, based on 18,803,211 shares of capital stock outstanding as of February 17, 2022, and on an individual or group basis those shares acquirable by the respective directors and executive officers within 60 days of February 17, 2022.
(3) Mr. Hoechner owns 96,673 shares as to which investment and voting power is shared with his spouse. Mr. Hoechner’s total ownership includes 21,071 shares held by a Grantor Retained Annuity Trust for which he serves as trustee.
(4) Ms. Jensen and Mr. Moorthy hold all their shares in trusts in which investment and voting power is shared with their respective spouses.
(5) Mr. Ludwig retired from the Company in May 2021. This is the last information the Company has on Mr. Ludwig’s holdings.

Beneficial Ownership of More than Five Percent of Rogers Corporation’s Capital Stock
Except as otherwise noted below, this table provides information regarding beneficial ownership of each person known to Rogers Corporation to own more than 5% of its outstanding capital stock as of February 17, 2022, based upon filings by each such person with the SEC on Schedule 13G (including amendments) under the Exchange Act. Unless otherwise noted, the beneficial owners have sole voting and dispositive power with respect to the shares listed below.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10055	3,273,574	17.4%
The Vanguard Group(3) 100 Vanguard Blvd. Malvern, PA 19355	2,042,551	10.9%
(1) Based on 18,803,211 shares outstanding as of February 17, 2022.
(2) BlackRock, Inc., a parent holding company, reported it has beneficial ownership of the 3,273,574 shares listed above.
(3) The Vanguard Group, a registered investment adviser, reported it has sole voting power with respect to none of the shares listed above, shared voting power with respect to 32,946 of the shares listed above, sole dispositive power with respect to 1,993,096 of the shares listed above, and shared dispositive power with respect to 49,455 of the shares listed above.
Change in Control
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger is subject to receipt of regulatory approvals and satisfactions of other customary conditions. The merger is expected to close in the second quarter of 2022. For further information on the merger, including potential payments to our directors and executive officers in relation to the merger, please see the definitive proxy statement filed with the SEC and mailed to shareholders on December 16, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Since January 1, 2021, neither Rogers nor any of its subsidiaries has been a participant in any transaction in which any of its executive officers, directors, more than 5% shareholders, or any immediate family member of the foregoing (with any one of these being a “Related Party”) has a material interest.
Policies and Procedures for Approval of Related Party Transactions
Rogers’ Code of Business Ethics, which sets forth standards applicable to all directors, officers and employees of Rogers (the Code), prohibits the giving or accepting of personal benefits that could result in a conflict of interest. Any waiver of the Code for a director or an officer may only be granted by the Nominating, Governance & Sustainability Committee of the Board of Directors (as used in this section, the “Committee”). Any waiver of the Code that is granted to a director or an officer or amendment of the code will be posted on Rogers’ website, located at http://www.rogerscorp.com, or otherwise publicly disclosed, as required by applicable law or NYSE rules and regulations. Waivers for other employees must be approved by certain members of senior management.
In addition, to supplement the Code, the Board of Directors has adopted a Related Party Transactions Policy. The purpose of the policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) the amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) Rogers was, is or will be a participant (even if not necessarily a party); and (iii) a Related Party has or will have a direct or indirect interest (other than solely being a director or less than 10 percent beneficial owner of another entity) (with such transactions being “Interested Transactions”).
The Committee reviews the material facts relating to all Interested Transactions and either approves or disapproves of the Company’s entry into the Interested Transaction, subject to certain exceptions. If advance Committee approval of an Interested Transaction is not feasible, then at the Committee’s next meeting, the Interested Transaction will be considered and, if the Committee determines it to be appropriate, ratified (or if not ratified, the Committee will determine if the transaction should be terminated). In determining whether to approve or ratify an Interested Transaction, the Committee will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable to the Company than terms generally available from an unaffiliated third-party under the same or similar circumstances, whether the Interested Transaction is material to the Company, the role the Related Party has played in arranging the Interested Transaction, and the extent of the Related Party’s interest in the Interested Transaction.
Director Independence
The Board of Directors, in compliance with the New York Stock Exchange (NYSE) listing standards, determines annually whether each of its directors is independent based on the absence of any direct or indirect material relationship between the Company and the director. To evaluate the materiality of any such relationship, the Board has adopted categorical independence standards consistent with the NYSE listing standards. In addition, the Board has adopted the following categorical standards, contained in the Rogers Corporation Corporate Governance Guidelines, which identify certain relationships deemed by the Board to be immaterial provided that they satisfy the criteria below:
•If a Rogers director receives direct or indirect annual compensation or other benefits (other than board and committee fees) from Rogers, the amount of such compensation must not exceed $30,000. This immateriality standard is not applicable to Audit Committee members, who may not accept any consulting, advisory or other compensatory fee from Rogers;
•If a Rogers director is an executive officer of another company that does business with Rogers, that company’s annual sales to, or purchases from, Rogers must be less than 1% of the revenues of that company;
•If a Rogers director is an executive officer of another company which is indebted to Rogers, or to which Rogers is indebted, the total amount of either company’s indebtedness to the other must be less than 1% of the total consolidated assets of the company for which he or she serves as an executive officer; and
•If a Rogers director serves as an officer, director or trustee of a charitable organization, Rogers’ discretionary charitable contributions to the organization must be less than 1% of that organization’s total annual charitable receipts. (Rogers’ matching of employee charitable contributions will not be included in the calculation of the amount of Rogers’ contributions for this purpose.)
The Board of Directors has determined that all of the current directors, other than Mr. Hoechner, due to his position as President and Chief Executive Officer, satisfy these standards and do not have any direct or indirect material relationship with Rogers.
Item 14. Principal Accountant Fees and Services
Fees of Independent Auditor
The following table sets forth the aggregate fees billed to Rogers by PricewaterhouseCoopers LLP (PwC) for the 2021 and 2020 fiscal years:

	2021	2020
Audit Fees(1)	$3,078,500	$2,791,750
Audit-Related Fees(2)	18,550	15,255
Tax Fees(3)	63,803	55,073
All Other Fees(4)	7,900	6,900
Total	$3,168,753	$2,868,978
(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent auditor in connection with statutory and regulatory filings, audit procedures related to acquisitions and system implementations or other services to comply with generally accepted auditing standards (GAAS). Amounts also include fees for the required audit of the Company’s internal control over financial reporting.
(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under “Audit Fees.” This category includes fees related primarily to regulatory filings.
(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international).
(4) All other fees consist of fees for products and services other than the services reported above, including subscriptions services to PwC’s online resources for accounting and auditing technical research and disclosure requirements.
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its chair when expedition of services is necessary. The independent auditor and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. All of the audit, audit-related and tax services provided by PwC in fiscal year 2021 and related fees were approved in accordance with the Audit Committee’s policy.
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
10.12    Letter Agreement between the Registrant and Bruce D. Hoechner, dated September 15, 2011 and accepted on September 20, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2011.**
10.13    Rogers Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2014.**
10.14    Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.**
10.15    Form of Participation Agreement for the Company’s U.S.-based named executive officers under the Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.**
10.16    Fourth Amended and Restated Credit Agreement dated as of October 16, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2020.
10.17    Form of Director Deferred Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.20 to the 2019 Form 10-K.
10.18    Letter Agreement between the Company and Peter Williams, dated June 11, 2019 and accepted on June 12, 2019, incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 2019.
10.19    Annual Incentive Compensation Plan, incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on March 24, 2014.
10.20    Form of Time-Based Restricted Stock Unit Award Agreement for Bruce D. Hoechner, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2021.
10.21    Form of Performance-Based Restricted Stock Unit Award Agreement for Bruce D. Hoechner, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2021.
10.22    Letter Agreement between the Company and Ramakumar Mayampurath, dated May 1, 2021, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 8, 2021.

10.23    Agreement and Plan of Merger, dated as of November 1, 2021, among Rogers Corporation, DuPont de Nemours, Inc., and Cardinalis Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2021.
10.24    Form of Gross-Up Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2021.
10.25    Letter Agreement between the Company and Colin Gouveia, dated April 2, 2019 and accepted on April 6, 2019, filed herewith.
10.26    Form of 2019 Long-Term Equity Compensation Plan Time-Based Restricted Stock Unit Award Agreement, filed herewith.
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
101    The following materials from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2021, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021, 2020 and 2019; (vi) Notes to Consolidated Financial Statements and (vii) Cover Page.
104    The cover page from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101.
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

ROGERS CORPORATION (Registrant)
/s/ Bruce D. Hoechner
Bruce D. Hoechner
President and Chief Executive Officer Principal Executive Officer

February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2022, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Bruce D. Hoechner	/s/ Keith L. Barnes
Bruce D. Hoechner President and Chief Executive Officer Director Principal Executive Officer	Keith L. Barnes Director

/s/ Ramakumar Mayampurath	/s/ Carol R. Jensen
Ramakumar Mayampurath Senior Vice President and Chief Financial Officer Principal Financial Officer	Carol R. Jensen Director

/s/ Mark D. Weaver	/s/ Jeffrey J. Owens
Mark D. Weaver Chief Accounting Officer and Corporate Controller Principal Accounting Officer	Jeffrey J. Owens Director

/s/ Megan Faust	/s/ Ganesh Moorthy
Megan Faust Director	Ganesh Moorthy Director

/s/ Helene Simonet	/s/ Peter C. Wallace
Helene Simonet Director	Peter C. Wallace Director

/s/ Keith R. Larson
Keith R. Larson Director