Form 10-Q
period 2022-03-31
ROGERS CORP
filed 2022-04-29
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of April 25, 2022 was 18,803,405.

ROGERS CORPORATION
FORM 10-Q

March 31, 2022
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

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net sales	$248,266	$229,265
Cost of sales	162,872	139,766
Gross margin	85,394	89,499

Selling, general and administrative expenses	57,705	42,413
Research and development expenses	8,260	7,172
Restructuring and impairment charges	69	1,506
Other operating (income) expense, net	(531)	1,215
Operating income	19,891	37,193

Equity income in unconsolidated joint ventures	1,275	2,181
Other income (expense), net	267	2,968
Interest expense, net	(1,069)	(607)
Income before income tax expense	20,364	41,735
Income tax expense	3,764	10,517
Net income	$16,600	$31,218

Basic earnings per share	$0.88	$1.67
Diluted earnings per share	$0.87	$1.66

Shares used in computing:
Basic earnings per share	18,780	18,712
Diluted earnings per share	18,999	18,774
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$16,600	$31,218

Foreign currency translation adjustment	(11,757)	(13,259)
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 4)	86	63
Other comprehensive income (loss)	(11,671)	(13,196)
Comprehensive income	$4,929	$18,022
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$182,144	$232,296
Accounts receivable, less allowance for credit losses of $798 and $1,223	173,387	163,092
Contract assets	39,177	36,610
Inventories	152,150	133,384
Prepaid income taxes	2,898	1,921
Asbestos-related insurance receivables, current portion	3,176	3,176
Other current assets	23,597	13,586
Total current assets	576,529	584,065
Property, plant and equipment, net of accumulated depreciation of $365,671 and $367,850	349,681	326,967
Investments in unconsolidated joint ventures	15,508	16,328
Deferred income taxes	32,521	32,671
Goodwill	364,684	370,189
Other intangible assets, net of amortization	169,977	176,353
Pension assets	5,274	5,123
Asbestos-related insurance receivables, non-current portion	59,391	59,391
Other long-term assets	19,697	27,479
Total assets	$1,593,262	$1,598,566
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$74,916	$64,660
Accrued employee benefits and compensation	34,382	48,196
Accrued income taxes payable	1,384	9,632
Asbestos-related liabilities, current portion	3,841	3,841
Other accrued liabilities	46,643	37,620
Total current liabilities	161,166	163,949
Borrowings under revolving credit facility	190,000	190,000
Pension and other postretirement benefits liabilities	1,638	1,618
Asbestos-related liabilities, non-current portion	64,250	64,491
Non-current income tax	8,205	7,131
Deferred income taxes	27,739	29,451
Other long-term liabilities	22,786	23,031
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,803 and 18,730 shares issued and outstanding	18,803	18,730
Additional paid-in capital	157,164	163,583
Retained earnings	998,425	981,825
Accumulated other comprehensive loss	(56,914)	(45,243)
Total shareholders' equity	1,117,478	1,118,895
Total liabilities and shareholders' equity	$1,593,262	$1,598,566
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
``

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating Activities:
Net income	$16,600	$31,218
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,724	10,325
Equity compensation expense	3,202	4,006
Deferred income taxes	(2,013)	1,570
Equity in undistributed income of unconsolidated joint ventures	(1,275)	(2,181)
Dividends received from unconsolidated joint ventures	1,509	1,754
Pension and other postretirement benefits	29	(79)
(Gain) loss on sale or disposal of property, plant and equipment	(15)	(89)
UTIS fire fixed asset and inventory write-offs	201	1,171
Provision (benefit) for credit losses	(142)	(345)
Changes in assets and liabilities:
Accounts receivable	(14,384)	(11,397)
Proceeds from insurance/government subsidies related to operations	334	—
Contract assets	(3,121)	(4,361)
Inventories	(19,935)	(6,894)
Pension and postretirement benefit contributions	(24)	(147)
Other current assets	(11,099)	(6,132)
Accounts payable and other accrued expenses	(4,809)	17,967
Other, net	10,495	135
Net cash (used in) provided by operating activities	(13,723)	36,521

Investing Activities:
Capital expenditures	(28,249)	(3,602)
Proceeds from insurance claims	2,262	—
Net cash used in investing activities	(25,987)	(3,602)

Financing Activities:
Repayment of debt principal and finance lease obligations	(146)	(21,253)
Payments of taxes related to net share settlement of equity awards	(10,498)	(2,632)
Proceeds from issuance of shares to employee stock purchase plan	950	704
Net cash used in financing activities	(9,694)	(23,181)

Effect of exchange rate fluctuations on cash	(748)	(2,414)

Net (decrease) increase in cash and cash equivalents	(50,152)	7,324
Cash and cash equivalents at beginning of period	232,296	191,785
Cash and cash equivalents at end of period	$182,144	$199,109

Supplemental Disclosures:
Accrued capital additions	$14,021	$2,814
Cash paid during the year for:
Interest, net of amounts capitalized	$1,068	$607
Income taxes	$7,600	$9,337
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Capital Stock
Balance, beginning of period	$18,730	$18,677
Shares issued for vested restricted stock units, net of shares withheld for taxes	67	28
Shares issued for employee stock purchase plan	6	7
Balance, end of period	18,803	18,712
Additional Paid-In Capital
Balance, beginning of period	163,583	147,961
Shares issued for vested restricted stock units, net of shares withheld for taxes	(10,565)	(2,660)
Shares issued for employee stock purchase plan	944	697
Equity compensation expense	3,202	4,006
Balance, end of period	157,164	150,004
Retained Earnings
Balance, beginning of period	981,825	873,692
Net income	16,600	31,218
Balance, end of period	998,425	904,910
Accumulated Other Comprehensive Loss
Balance, beginning of period	(45,243)	(19,575)
Other comprehensive income (loss)	(11,671)	(13,196)
Balance, end of period	(56,914)	(32,771)
Total Shareholders’ Equity	$1,117,478	$1,040,855
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
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Refer to the discussion below for our restructuring activities significant accounting policy.
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

	Available-for-Sale Investment at Fair Value as of March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$6,278	$—	$—	$6,278

	Available-for-Sale Investment at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$6,638	$—	$—	$6,638
(1) This balance was invested in funds comprised of short-term cash and fixed income securities, and was recorded in the “Other current assets” and the “Other long-term assets” line items in the condensed consolidated statements of financial position as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the fair value of these investments approximated its carrying value.
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts and copper derivative contracts. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(101)	$—	$(101)
Copper derivative contracts	$—	$1,154	$—	$1,154

	Derivative Instruments at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(16)	$—	$(16)
Copper derivative contracts	$—	$1,344	$—	$1,344
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
Foreign Currency
During the three months ended March 31, 2022, we entered into U.S. dollar, euro, and Korean won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.

As of March 31, 2022, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$16,431,974
EUR/USD		€11,687,382
KRW/USD	₩	7,325,880,000
Commodity
As of March 31, 2022, we had 11 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2022, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
April 2022 - June 2022	168 metric tons per month
July 2022 - September 2022	69 metric tons per month
October 2022 - December 2022	138 metric tons per month
Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended
(Dollars in thousands)	Financial Statement Line Item	March 31, 2022	March 31, 2021
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(682)	$(822)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$331	$2,547

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2021	$(35,641)	$(9,602)	$(45,243)
Other comprehensive income (loss) before reclassifications	(11,757)	—	(11,757)
Amounts reclassified from accumulated other comprehensive loss	—	86	86
Net current-period other comprehensive income (loss)	(11,757)	86	(11,671)
Balance as of March 31, 2022	$(47,398)	$(9,516)	$(56,914)

Balance as of December 31, 2020	$(10,571)	$(9,004)	$(19,575)
Other comprehensive income (loss) before reclassifications	(13,259)	—	(13,259)
Amounts reclassified from accumulated other comprehensive loss	—	63	63
Net current-period other comprehensive income (loss)	(13,259)	63	(13,196)
Balance as of March 31, 2021	$(23,830)	$(8,941)	$(32,771)
(1) Net of taxes of $2,100 and $2,125 as of March 31, 2022 and December 31, 2021, respectively. Net of taxes of $1,940 and $1,951 as of March 31, 2021 and December 31, 2020, respectively.

Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Raw materials	$70,684	$60,208
Work-in-process	39,100	29,078
Finished goods	42,366	44,098
Total inventories	$152,150	$133,384
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2021	$119,567	$248,398	$2,224	$370,189
Purchase accounting adjustment	—	(925)	—	(925)
Foreign currency translation adjustment	(1,446)	(3,134)	—	$(4,580)
March 31, 2022	$118,121	$244,339	$2,224	$364,684
Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$196,426	$79,822	$116,604	$198,095	$77,870	$120,225
Technology	87,609	55,885	31,724	88,445	54,900	33,545
Trademarks and trade names	25,130	9,243	15,887	25,504	8,968	16,536
Covenants not to compete	2,656	1,289	1,367	2,693	1,137	1,556
Total definite-lived other intangible assets	311,821	146,239	165,582	314,737	142,875	171,862
Indefinite-lived other intangible asset	4,395	—	4,395	4,491	—	4,491
Total other intangible assets	$316,216	$146,239	$169,977	$319,228	$142,875	$176,353
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $4.3 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. The estimated future amortization expense is $12.6 million for the remainder of 2022 and $15.8 million, $14.4 million, $12.6 million and $12.0 million for 2023, 2024, 2025 and 2026, respectively.
The weighted average amortization period as of March 31, 2022, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	8.0 years
Technology	3.6 years
Trademarks and trade names	2.2 years
Covenants not to compete	1.2 years
Total definite-lived other intangible assets	6.6 years

Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net income	$16,600	$31,218
Denominator:
Weighted-average shares outstanding - basic	18,780	18,712
Effect of dilutive shares	219	62
Weighted-average shares outstanding - diluted	18,999	18,774
Basic earnings per share	$0.88	$1.67
Diluted earnings per share	$0.87	$1.66
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended March 31, 2022 and 2021, 32,500 shares and 44,792 shares were excluded, respectively.
Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of March 31, 2022, we had performance-based restricted stock units from 2022, 2021 and 2020 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
The following table sets forth the assumptions used in the Monte Carlo calculation for each material award granted in 2021:

February 10, 2021
Expected volatility	51.0%
Expected term (in years)	2.9
Risk-free interest rate	0.18%
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

A summary of activity of the outstanding performance-based restricted stock units for the three months ended March 31, 2022 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2021	114,554
Awards granted	26,819
Stock issued	(60,053)
Awards cancelled	(465)
Awards outstanding as of March 31, 2022	80,855
We recognized $1.1 million and $2.1 million of compensation expense for performance-based restricted stock units for the three months ended March 31, 2022 and 2021, respectively.
Time-Based Restricted Stock Units
As of March 31, 2022, we had time-based restricted stock unit awards from 2022, 2021, 2020 and 2019 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the three months ended March 31, 2022 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2021	96,989
Awards granted	62,050
Stock issued	(44,884)
Awards cancelled	(621)
Awards outstanding as of March 31, 2022	113,534
We recognized $2.1 million and $1.8 million of compensation expense for time-based restricted stock units for the three months ended March 31, 2022 and 2021, respectively.
Chief Executive Officer’s 2021 Equity Award Grants
The terms of the performance-based and time-based restricted stock unit awards granted to our Chief Executive Officer (CEO), Bruce Hoechner, in February 2021 were modified from the standard language provisions from prior year awards to allow for accelerated vesting of the full awards provided certain criteria are met. Accounting Standards Codification (ASC) Topic 718: Compensation—Stock Compensation requires companies that allow for accelerated vesting of employees’ unvested equity upon retirement to recognize the expense from the date of grant to the date the employee becomes eligible to retire – regardless of whether or not the employee actually retires when he or she is eligible to retire. As a result, the $4.0 million of expense in 2021 related to the awards granted on February 10, 2021 to our CEO, which provide for immediate vesting upon retirement, were expensed from the date of the grant, February 10, 2021, through his retirement eligibility date, November 9, 2021.
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

A summary of activity of the outstanding deferred stock units for the three months ended March 31, 2022 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2021	9,500
Awards granted	—
Stock issued	(1,000)
Awards outstanding as of March 31, 2022	8,500
We recognized no compensation expense for deferred stock units for the three months ended March 31, 2022 and 2021, respectively.

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
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2022.
We did not borrow anything under the Fourth Amended Credit Agreement for the three months ended March 31, 2022, and 2021. We are not required to make any quarterly principal payments under the Fourth Amended Credit Agreement. We made no payments for the three months ended March 31, 2022 and $21.0 million of discretionary principal payments on our revolving credit facility for the three months ended March 31, 2021, respectively.
We had $190.0 million outstanding borrowings under our revolving credit facility as of March 31, 2022, and $190.0 million as of December 31, 2021. We had $1.4 million and $1.6 million of outstanding line of credit issuance costs as of March 31, 2022 and December 31, 2021, respectively, which will be amortized over the life of the Fourth Amended Credit Agreement.
Note 10 - Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three-month periods ended March 31, 2022 and 2021. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three-month periods ended March 31, 2022 and 2021. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three- and nine-month periods ended March 31, 2022 and 2021, excluding the $5.0 million net cash payment to exercise the Eschenbach, Germany manufacturing facility purchase option.
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
Our expenses and payments for operating leases were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Operating leases expense	$692	$681
Short-term leases expense	$122	$74
Payments on operating lease obligations	$869	$670
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	March 31, 2022	December 31, 2021
Finance lease right-of-use assets	Property, plant and equipment, net	$320	$389
Operating lease right-of-use assets	Other long-term assets	$17,007	$17,161

Finance lease obligations, current portion	Other accrued liabilities	$192	$198
Finance lease obligations, non-current portion	Other long-term liabilities	$68	$209
Total finance lease obligations		$260	$407

Operating lease obligations, current portion	Other accrued liabilities	$2,723	$2,810
Operating lease obligations, non-current portion	Other long-term liabilities	$14,155	$14,965
Total operating lease obligations		$16,878	$17,775

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of March 31, 2022:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2022	314	(259)	55	2,562	(53)	2,509
2023	594	(395)	199	2,691	(76)	2,615
2024	404	(395)	9	1,659	(71)	1,588
2025	404	(395)	9	1,351	(41)	1,310
2026	402	(395)	7	1,336	(9)	1,327
Thereafter	293	(293)	—	11,263	(4)	11,259
Total lease payments	2,411	(2,132)	279	20,862	(254)	20,608
Less: Interest	(146)	127	(19)	(3,742)	12	(3,730)
Present Value of Net Future Minimum Lease Payments	2,265	(2,005)	260	17,120	(242)	16,878
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	1.9 years	11.0 years
Weighted Average Discount Rate	3.78%	3.61%
Subsequent Event - Lease Termination
In April 2022, we successfully negotiated the termination of lease signed for the facility in South Korea, which went into effect in October 2021, in exchange for an approximately $0.4 million settlement fee. The termination of this lease reduces our operating lease right-of-use assets and lease liabilities by approximately $9.2 million each.
Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of March 31, 2022, we had one qualified noncontributory defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits in 2013.
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
Upon completion of the pension termination and settlement processes for the Merged Plan, we had a $9.7 million remaining pension surplus investment balance. In July 2020 and December 2021, we transferred $9.2 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. In December 2021, we transferred the remaining pension investment balance not initially transferred, to the RESIP trust suspense account. The investment balance not transferred to the trust suspense account will be used to pay any final plan expenses, after which the remainder of these funds will be moved to the RESIP trust suspense account. The funds in the RESIP trust suspense account have been, and will continue to be, used to fund certain employer contributions. As of March 31, 2022, the remaining pension surplus investment balance was approximately $6.3 million.

Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2022	2021	2022	2021
Service cost	$—	$—	$10	$15
Interest cost	191	184	8	6
Expected return of plan assets	(340)	(390)	—	—
Amortization of prior service credit	—	—	—	(24)
Amortization of net loss	111	98	—	—
Net periodic benefit (credit) cost	$(38)	$(108)	$18	$(3)
Employer Contributions
There were no required or voluntary contributions made to the Union Plan or the Merged Plan for each of the three months ended March 31, 2022 and 2021. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2022.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three months ended March 31, 2022 and 2021, using cash from operations.
Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $1.8 million of aggregate remediation costs through March 31, 2022, and the accrual for future remediation efforts is $0.9 million.
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
The following table summarizes the change in number of asbestos claims outstanding for the three months ended March 31, 2022:

Asbestos Claims
Claims outstanding as of January 1	543
New claims filed	48
Pending claims concluded(1)	(30)
Claims outstanding as of March 31, 2022	561
(1) For the three months ended March 31, 2022, 26 claims were dismissed and 4 claims were settled. Settlements totaled approximately $0.7 million for the three months ended March 31, 2022.

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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three-month periods ended March 31, 2022 and 2021, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Asbestos-related liabilities	$68,091	$68,332
Asbestos-related insurance receivables	$62,567	$62,567
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
Note 13 – Income Taxes
Our effective income tax rate was 18.5% and 25.2% for the three months ended March 31, 2022 and 2021, respectively. The decrease from the first quarter of 2021 was primarily due to the beneficial impact of a decrease in current quarter accruals of reserves for uncertain tax positions, as well as the increase in the windfall tax benefits associated with stock compensation.
The total amount of unrecognized tax benefits as of March 31, 2022 was $7.0 million, of which $6.4 million would affect our effective tax rate if recognized. Additionally, the balance of unrecognized tax benefits as of March 31, 2022 also included $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2022, we had $1.2 million accrued for the payment of interest.
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
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2022
Net sales - recognized over time	$70,486	$3,046	$4,373	$77,905
Net sales - recognized at a point in time	62,667	107,194	500	170,361
Total net sales	$133,153	$110,240	$4,873	$248,266
Operating income	$1,304	$16,997	$1,590	$19,891

Three Months Ended March 31, 2021
Net sales - recognized over time	$54,814	$2,687	$5,212	$62,713
Net sales - recognized at a point in time	77,078	89,162	312	166,552
Total net sales	$131,892	$91,849	$5,524	$229,265
Operating income	$14,849	$20,077	$2,267	$37,193

Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2022
United States	$29,207	$45,389	$843	$75,439
Other Americas	973	2,587	168	3,728
Total Americas	30,180	47,976	1,011	79,167
China	36,079	30,987	1,814	68,880
Other APAC	20,097	6,716	508	27,321
Total APAC	56,176	37,703	2,322	96,201
Germany	20,553	8,738	270	29,561
Other EMEA	26,244	15,823	1,270	43,337
Total EMEA	46,797	24,561	1,540	72,898
Total net sales	$133,153	$110,240	$4,873	$248,266
Three Months Ended March 31, 2021
United States	$23,797	$37,732	$672	$62,201
Other Americas	594	2,494	216	3,304
Total Americas	24,391	40,226	888	65,505
China	58,423	27,831	1,393	87,647
Other APAC	23,372	9,288	720	33,380
Total APAC	81,795	37,119	2,113	121,027
Germany	5,163	10,276	134	15,573
Other EMEA	20,543	4,228	2,389	27,160
Total EMEA	25,706	14,504	2,523	42,733
Total net sales	$131,892	$91,849	$5,524	$229,265
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
Contract assets by operating segment were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Advanced Electronics Solutions	$33,224	$31,398
Elastomeric Material Solutions	2,616	2,082
Other	3,337	3,130
Total contract assets	$39,177	$36,610
We did not have any contract liabilities as of March 31, 2022 or December 31, 2021. No impairment losses were recognized for the three-month periods ended March 31, 2022 and 2021, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, which contains restructuring charges and related expenses, as well as impairment charges, were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Restructuring charges
Manufacturing footprint optimization	$69	$1,506
Total restructuring charges	69	1,506
Total restructuring and impairment charges	$69	$1,506
Our AES and EMS operating segments both incurred an immaterial amount of restructuring and impairment charges for the three months ended March 31, 2022. Our AES and EMS operating segments incurred $1.5 million and an immaterial amount of restructuring and impairment charges, respectively, for the three months ended March 31, 2021.
Restructuring Charges & Related Expenses - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities were completed in the first half of 2021. We incurred an immaterial amount of restructuring charges and related expenses for the three months ended March 31, 2022, including severance and related benefits. Severance and related benefits activity related to the manufacturing footprint optimization plan is presented in the table below for the three months ended March 31, 2022:

(Dollars in thousands)	Manufacturing Footprint Optimization Restructuring Severance
Balance as of December 31, 2021	$1,395
Provisions	—
Payments	(26)
Foreign currency translation adjustment	(26)
Balance as of March 31, 2022	$1,343
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
UTIS fire
Fixed assets write-offs	$—	$891
Inventory charges	201	280
Professional services	434	522
Lease obligations	232	486
Compensation & benefits	796	244
Other	11	—
Insurance recoveries	(2,190)	(1,119)
Total UTIS fire	(516)	1,304
(Gain) loss on sale or disposal of property, plant and equipment	(15)	(89)
Total other operating (income) expense, net	$(531)	$1,215
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
We recognized additional insurance recoveries of $2.2 million for the three months ended March 31, 2022 as a result of an initial $2.5 million insurance payout related to our property damage claims. This was partially offset by incurred expenses of $0.4 million for various professional services, $0.8 million for compensation and benefits for UTIS manufacturing employees subsequent to the fire, $0.2 million for related to obligations under our manufacturing facility lease agreement and $0.2 million of inventory charges for the three months ended March 31, 2022.
We recognized fixed asset write-offs and inventory charges of $0.9 million and $0.3 million, respectively, related to property destroyed in the fire for the for the three months ended March 31, 2021. Additionally, we recognized a $0.5 million contingent liability pertaining to our obligations for the fire damage to the building in connection with the underlying lease agreement. We have incurred $0.5 million of fees for various professional services for the three months ended March 31, 2021, in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $0.2 million of compensation and benefits for UTIS manufacturing employees, subsequent to the fire, for the three months ended March 31, 2021. In connection with the UTIS fire, we have recognized anticipated insurance recoveries of $1.1 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, less the applicable $0.3 million deductible, for the three months ended March 31, 2021.
Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Interest on revolving credit facility	$839	$101
Line of credit fees	138	273
Debt issuance amortization costs	179	179
Interest income	(108)	(195)
Other	21	249
Total interest expense, net	$1,069	$607
Note 16 – Mergers and Acquisitions
Acquisition of Silicone Engineering Ltd.
On October 8, 2021, we acquired Silicone Engineering Ltd. (Silicone Engineering), a leading European manufacturer of silicone material solutions based in Blackburn, England, for a combined purchase price of $172.3 million for the company, net of cash acquired, and its facility. As part of the agreement, there was a $4.1 million holdback, upon which we can issue claims against until six months after the close of the acquisition, at which point in time the holdback amount, less any holdback claims, is paid to the previous owners of Silicone Engineering. In April 2022, we paid $1.3 million of the holdback in exchange for a 6-month extension. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund the transaction, with the remaining amounts being used for general corporate purposes. Silicone Engineering expands our existing advanced silicones platform in our EMS operating segment and provides us a European Center of Excellence to service customers requiring premium silicone solutions for applications in the EV/HEV, industrial, medical and other markets.
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

Three Months Ended
(Dollars in thousands)	March 31, 2021
Net sales	$239,146
Net income	$31,912

Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The transaction is expected to close late in the second quarter or early in the third quarter of 2022, subject to the satisfaction of other customary closing conditions, including receipt of certain regulatory approvals.

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
•uncertain business, economic and political conditions in the United States (U.S.) and abroad, particularly in China, South Korea, Germany, Belgium, England and Hungary where we maintain significant manufacturing, sales or administrative operations;
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
•the impact of sanctions, export controls and other foreign asset or investment restriction;
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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report, including under the section entitled “Risk Factors” in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2021 (the Annual Report) and our other reports filed with the Securities and Exchange Commission, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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
Proposed Merger with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The transaction is expected to close late in the second quarter or early in the third quarter of 2022, subject to the satisfaction of other customary closing conditions, including receipt of certain regulatory approvals.
COVID-19 Update
The global COVID-19 pandemic has affected and continues to affect Rogers’ business, operations and demand from customers with the emergence and spread of new variants of the virus, such as Delta and Omicron, although to a lesser extent than in 2020, mainly due to the rollout of vaccinations. In response to the outbreak, Rogers prioritized the safety and well-being of its employees—including incentivizing vaccinations, implementing social distancing initiatives in its facilities, providing remote working arrangements for certain employees, expanding personal protective equipment usage, enhancing plant hygiene processes and extending employee benefits, while at the same time taking actions to preserve business continuity. Our non-manufacturing employees transitioned seamlessly to remote working arrangements and are effectively collaborating both internally and with our customers. In some cases, based on local conditions, non-manufacturing employees have returned to their worksites. Recent surges in COVID-19 cases in Shanghai, China have resulted in lockdowns in the city, as well as various restrictions in the nearby city of Suzhou, China. These measures have not disrupted our manufacturing efforts, however, they are causing logistics challenges. We expect that the COVID-19 pandemic will have a continuing but uncertain impact on our business and operations in the short- and medium-term.
Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the first quarter of 2022 as compared to the first quarter of 2021, our net sales increased 8.3% to $248.3 million, our gross margin decreased approximately 460 basis points to 34.4% from 39.0%, and operating income decreased approximately 820 basis points to 8.0% from 16.2%.
•With respect to other operating (income) expense, net, we recognized income of $0.5 million and expense of $1.2 million in the first quarter of 2022 and 2021, respectively, primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea.
•Our net sales and gross margin results were tempered in the first quarter of 2022 due to continued supply chain disruptions, which we expect to continue into the second quarter of 2022.
•In the first quarter of 2022, we incurred $11.5 million of expenses related to the merger with DuPont mainly associated with a discretionary RESIP contribution, professional services expenses and retention awards.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net sales	100.0%	100.0%
Gross margin	34.4%	39.0%

Selling, general and administrative expenses	23.2%	18.5%
Research and development expenses	3.3%	3.1%
Restructuring and impairment charges	—%	0.7%
Other operating (income) expense, net	(0.1)%	0.5%
Operating income	8.0%	16.2%

Equity income in unconsolidated joint ventures	0.5%	1.0%
Other income (expense), net	0.1%	1.3%
Interest expense, net	(0.4)%	(0.3)%
Income before income tax expense	8.2%	18.2%

Income tax expense	1.5%	4.6%

Net income	6.7%	13.6%

Net Sales and Gross Margin
	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net sales	$248,266	$229,265
Gross margin	$85,394	$89,499
Percentage of net sales	34.4%	39.0%
Net sales increased by 8.3% in the first quarter of 2022 compared to the first quarter of 2021. Our AES and EMS operating segments had net sales increases of 1.0% and 20.0%, respectively. The increase in net sales was primarily due to higher net sales in the EV/HEV market in our AES operating segment and higher net sales in the general industrial, consumer and EV/HEV markets in our EMS operating segment. The increase was partially offset by lower net sales in the wireless infrastructure, ADAS and aerospace and defense markets in our AES operating segment and lower net sales in the portable electronics market in our EMS operating segment. Additionally, our EMS operating segment net sales increased by $11.1 million, or 4.8%, reflecting the impact from our acquisition of Silicone Engineering. Net sales were unfavorably impacted by foreign currency impacts of $4.1 million, or 1.8%, due to the depreciation in value of the euro relative to the U.S. dollar.
Gross margin as a percentage of net sales decreased approximately 460 basis points to 34.4% in the first quarter of 2022 compared to 39.0% in the first quarter of 2021. Gross margin in the first quarter of 2022 was unfavorably impacted by unfavorable yield performance, higher fixed overhead expenses and higher freight, duties and tariffs expenses in our AES and EMS operating segments, as well as unfavorable product mix in our AES operating segment and unfavorable productivity performance in our EMS operating segment. This was partially offset by the favorable impacts of commercial actions taken, higher volume and favorable absorption of fixed overhead costs in our AES and EMS operating segments.
Supply constraints on raw material and labor availability moderated production levels for our EMS operating segment, creating operational inefficiencies, which negatively impacted our gross margin. Further, the continuation of the global semiconductor chip shortage and its impact on our customers’ ability to continue to manufacture has negatively impacted our net sales, particularly in the ADAS market segment, for our AES operating segment. The recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales for both our AES and EMS operating segments in the first quarter of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, has impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin, in the latter half of 2022, for our AES and EMS operating segments. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.

Selling, General and Administrative Expenses
	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Selling, general and administrative expenses	$57,705	$42,413
Percentage of net sales	23.2%	18.5%
Selling, general and administrative (SG&A) expenses increased 36.1% in the first quarter of 2022 from the first quarter of 2021, primarily due a $9.1 million increase in total compensation and benefits, a $4.4 million increase in professional services, a $1.6 million increase in software expenses and a $1.2 million increase in other intangible asset amortization expense, partially offset by a $0.9 million decrease in depreciation expense.
The increase in total compensation and benefits was primarily due to a $6.5 discretionary RESIP contribution and a $2.2 million impact for retention awards issued in connection with the DuPont merger. The increase in professional services expense is primarily due to $2.8 million of expenses incurred related to the merger with DuPont and $0.5 million of expenses incurred related to our acquisition of Silicone Engineering.

Research and Development Expenses
	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Research and development expenses	$8,260	$7,172
Percentage of net sales	3.3%	3.1%
R&D expenses increased 15.2% in the first quarter of 2022 from the first quarter of 2021 due to increases in total compensation and benefits, professional services expenses and depreciation expense, partially offset by a decrease in laboratory expenses.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Restructuring and impairment charges	$69	$1,506
Other operating (income) expense, net	$(531)	$1,215
We incurred restructuring charges and related expenses associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized an immaterial amount of restructuring charges and related expenses pertaining to these restructuring projects in the first quarter of 2022. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
With respect to other operating (income) expense, net, we recognized income of $0.5 million and expense of $1.2 million in the first quarter of 2022 and 2021, respectively, primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea. The impact in the first quarter of 2022 primarily consisted of certain insurance recoveries, partially offset professional service costs, compensation and benefits for certain of our UTIS employees, costs incurred due to obligations under our manufacturing facility lease agreement and inventory charges. The impact in the first quarter of 2021 primarily consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, compensation and benefits for certain of our UTIS employees, partially offset by the recognition of certain anticipated insurance recoveries. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Equity income in unconsolidated joint ventures	$1,275	$2,181

As of March 31, 2022, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 41.5% in the first quarter of 2022 from the first quarter of 2021. On a quarter-to-date basis, the decrease was due to lower net sales and unfavorable productivity and operational performance for RIC, as well as unfavorable productivity and operational performance for RIS, partially offset by higher net sales for RIS.

Other Income (Expense), Net
	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Other income (expense), net	$267	$2,968
Other income (expense), net decreased to expense of $0.3 million in the first quarter of 2022 from income of $3.0 million in the first quarter of 2021. On a quarter-to-date basis, the decrease was due to unfavorable impacts from our copper derivative contracts and foreign currency transactions.

Interest Expense, Net
	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Interest expense, net	$(1,069)	$(607)
Interest expense, net, increased by 76.1% in the first quarter of 2022 from the first quarter of 2021. The increase on a quarter-to-date basis was primarily due to a higher weighted-average outstanding balance for our borrowings under our revolving credit facility. We expect interest expense, net to increase on quarter-to-date and year-to-date bases in the second quarter of 2022 from the second quarter of 2021, primarily due to recent borrowings under our revolving credit facility to complete an acquisition.

Income Taxes
	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Income tax expense	$3,764	$10,517
Effective tax rate	18.5%	25.2%
Our effective income tax rate was 18.5% and 25.2% for the three months ended March 31, 2022 and 2021, respectively. The decrease from the first quarter of 2021 was primarily due to the beneficial impact of a decrease in current quarter accruals for uncertain tax positions, as well as an increase in the windfall tax benefits associated with stock compensation.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net sales	$133,153	$131,892
Operating income	$1,304	$14,849
AES net sales increased by 1.0% in the first quarter of 2022 compared to the first quarter of 2021. The increase in net sales over the first quarter of 2021 was primarily driven by higher net sales in the EV/HEV market, partially offset by lower net sales in the wireless infrastructure, ADAS and aerospace and defense markets. Net sales were unfavorably impacted by foreign currency fluctuations of $3.6 million, or 2.7%, due to the depreciation in value of the euro relative to the U.S. dollar.
Operating income decreased by 91.2% in the first quarter of 2022 from the first quarter of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations driven to costs incurred related to the DuPont merger. The decrease in operating income was also due to unfavorable yield performance, higher fixed overhead expenses, higher freight, duties and tariffs expenses and unfavorable product mix, partially offset by the favorable impacts of commercial actions taken, higher volume and favorable absorption of fixed overhead costs. As a percentage of net sales, operating income in the first quarter of 2022 was 1.0%, an approximately 1,030 basis point decrease as compared to the 11.3% reported in the first quarter of 2021.
The continuation of the global semiconductor chip shortage and its impact on our customers’ ability to continue to manufacture has negatively impacted our net sales, particularly in the ADAS market segment. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in the first quarter of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, has impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin, in the latter half of 2022. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.
Elastomeric Material Solutions

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net sales	$110,240	$91,849
Operating income	$16,997	$20,077
EMS net sales increased by 20.0% in the first quarter of 2022 compared to the first quarter of 2021. The increase in net sales over the first quarter of 2021 was primarily driven by $11.1 million in net sales, or 12.1%, reflecting the impact from our acquisition of Silicone Engineering, as well as higher net sales in the general industrial, EV/HEV and consumer markets, partially offset by lower net sales in the portable electronics market. Net sales were unfavorably impacted by foreign currency fluctuations of $0.5 million, or 0.5%, due to the depreciation in value of the euro relative to the U.S. dollar.
Operating income decreased by 15.3% in the first quarter of 2022 from the first quarter of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations due to costs incurred related to the DuPont merger. The decrease in operating income was also due to unfavorable yield performance, higher fixed overhead expenses, higher freight, duties and tariffs expenses and unfavorable productivity performance, partially offset by the favorable impacts of commercial actions taken, higher volume and favorable absorption of fixed overhead costs. As a percentage of net sales, operating income in the first quarter of 2022 was 15.4%, an approximately 650 basis point decrease as compared to the 21.9% reported in the first quarter of 2021.
Supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our gross margin. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in the first quarter of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, has impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin, in the latter half of 2022. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.
Other

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net sales	$4,873	$5,524
Operating income	$1,590	$2,267
Net sales in this segment decreased by 11.8% in the first quarter of 2022 from the first quarter of 2021. The decrease in net sales over the first quarter of 2021 was primarily driven by lower net sales in the automotive market.
Operating income decreased 29.9% in the first quarter of 2022 compared to the first quarter of 2021. The decrease in operating income was primarily driven by unfavorable product mix and lower volume.
As a percentage of net sales, operating income in the first quarter of 2022 was 32.6%, a 840 basis point decrease as compared to the 41.0% reported in the first quarter of 2021.
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

The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	March 31, 2022	December 31, 2021
United States	$59,564	$76,621
Europe	38,093	56,034
Asia	84,487	99,641
Total cash and cash equivalents	$182,144	$232,296
Approximately $122.6 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of March 31, 2022. We did not make any changes in the three months ended March 31, 2022 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Key Financial Position Accounts:
Cash and cash equivalents	$182,144	$232,296
Accounts receivable, net	$173,387	$163,092
Inventories	$152,150	$133,384
Borrowings under revolving credit facility	$190,000	$190,000
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2021 to March 31, 2022 were as follows:
•Accounts receivable, net increased 6.3% to $173.4 million as of March 31, 2022 from $163.1 million as of December 31, 2021. The increase from year-end was primarily due to higher net sales at the end of the first quarter of 2022 compared to at the end of 2021, partially offset by the receipt of $0.8 million in previously recognized UTIS fire insurance receivables for property damage claims.
•Inventories increased 14.1% to $152.2 million as of March 31, 2022, from $133.4 million as of December 31, 2021, primarily driven by raw material cost increases as well as the ramp up of raw material purchases and production efforts to meet anticipated demand.

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Key Cash Flow Measures:
Net cash (used in) provided by operating activities	$(13,723)	$36,521
Net cash used in investing activities	$(25,987)	$(3,602)
Net cash used in financing activities	$(9,694)	$(23,181)
As of March 31, 2022, cash and cash equivalents were $182.1 million as compared to $232.3 million as of December 31, 2021, a decrease of $50.2 million, or 21.6%. This decrease was primarily due to cash flows generated by operations, partially offset by $28.2 million in capital expenditures and $10.5 million in tax payments related to net share settlement of equity awards.
In 2022, we expect capital spending to be in the range of approximately $155.0 million to $165.0 million. We plan to fund our capital spending in 2022 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2022.
Under the terms of the merger agreement with DuPont, we are restricted from paying any dividends or other distributions to our shareholders, or making any material modifications to our dividend policy, without the prior approval of DuPont.

Contingencies
During the first quarter of 2022, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the first quarter of 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2022. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2022. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and March 31, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and March 31, 2021, (iii) Condensed Consolidated Statements of Financial Position as of March 31, 2022 and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and March 31, 2021, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President and Chief Financial Officer
Principal Financial Officer
Dated: April 28, 2022