Form 10-Q
period 2022-06-30
ROGERS CORP
filed 2022-08-05
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of August 1, 2022 was 18,811,052.

ROGERS CORPORATION
FORM 10-Q

June 30, 2022
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$251,970	$234,906	$500,236	$464,171
Cost of sales	165,452	145,073	328,324	284,839
Gross margin	86,518	89,833	171,912	179,332

Selling, general and administrative expenses	56,138	44,959	113,843	87,372
Research and development expenses	8,050	7,492	16,310	14,664
Restructuring and impairment charges	677	747	746	2,253
Other operating (income) expense, net	(1,743)	890	(2,274)	2,105
Operating income	23,396	35,745	43,287	72,938

Equity income in unconsolidated joint ventures	1,800	1,930	3,075	4,111
Other income (expense), net	319	1,239	586	4,207
Interest expense, net	(1,548)	(404)	(2,617)	(1,011)
Income before income tax expense	23,967	38,510	44,331	80,245
Income tax expense	6,084	9,855	9,848	20,372
Net income	$17,883	$28,655	$34,483	$59,873

Basic earnings per share	$0.95	$1.53	$1.83	$3.20
Diluted earnings per share	$0.94	$1.52	$1.82	$3.18

Shares used in computing:
Basic earnings per share	18,813	18,729	18,797	18,721
Diluted earnings per share	18,992	18,846	18,996	18,810
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$17,883	$28,655	$34,483	$59,873

Foreign currency translation adjustment	(33,591)	2,758	(45,348)	(10,501)
Pension and other postretirement benefits:
Actuarial net gain incurred, net of tax (Note 4)	(15)	—	(15)	—
Amortization of loss, net of tax (Note 4)	87	58	173	121
Other comprehensive income (loss)	(33,519)	2,816	(45,190)	(10,380)
Comprehensive income (loss)	$(15,636)	$31,471	$(10,707)	$49,493
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$225,332	$232,296
Accounts receivable, less allowance for credit losses of $1,031 and $1,223	176,642	163,092
Contract assets	38,373	36,610
Inventories	171,129	133,384
Prepaid income taxes	3,036	1,921
Asbestos-related insurance receivables, current portion	3,361	3,176
Other current assets	17,823	13,586
Total current assets	635,696	584,065
Property, plant and equipment, net of accumulated depreciation of $366,088 and $367,850	360,085	326,967
Investments in unconsolidated joint ventures	15,931	16,328
Deferred income taxes	38,021	32,671
Goodwill	351,811	370,189
Other intangible assets, net of amortization	159,978	176,353
Pension assets	5,310	5,123
Asbestos-related insurance receivables, non-current portion	55,516	59,391
Other long-term assets	9,922	27,479
Total assets	$1,632,270	$1,598,566
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$76,840	$64,660
Accrued employee benefits and compensation	33,006	48,196
Accrued income taxes payable	5,815	9,632
Asbestos-related liabilities, current portion	4,048	3,841
Other accrued liabilities	35,239	37,620
Total current liabilities	154,948	163,949
Borrowings under revolving credit facility	260,000	190,000
Pension and other postretirement benefits liabilities	1,475	1,618
Asbestos-related liabilities, non-current portion	60,248	64,491
Non-current income tax	9,079	7,131
Deferred income taxes	26,351	29,451
Other long-term liabilities	13,598	23,031
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,811 and 18,730 shares issued and outstanding	18,811	18,730
Additional paid-in capital	161,885	163,583
Retained earnings	1,016,308	981,825
Accumulated other comprehensive loss	(90,433)	(45,243)
Total shareholders' equity	1,106,571	1,118,895
Total liabilities and shareholders' equity	$1,632,270	$1,598,566
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
``

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating Activities:
Net income	$34,483	$59,873
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,980	20,997
Equity compensation expense	8,056	8,394
Deferred income taxes	(8,728)	3,881
Equity in undistributed income of unconsolidated joint ventures	(3,075)	(4,111)
Dividends received from unconsolidated joint ventures	1,509	1,754
Pension and other postretirement benefits	23	(190)
(Gain) loss on sale or disposal of property, plant and equipment	(18)	(682)
Impairment charges	212	—
UTIS fire fixed asset and inventory write-offs	200	1,211
Provision (benefit) for credit losses	89	(342)
Changes in assets and liabilities:
Accounts receivable	(27,116)	(24,609)
Proceeds from insurance/government subsidies related to operations	334	148
Contract assets	(3,964)	(3,710)
Inventories	(41,702)	(10,527)
Pension and postretirement benefit contributions	(117)	(151)
Other current assets	(5,962)	(3,767)
Accounts payable and other accrued expenses	(1,976)	14,547
Other, net	13,096	3,490
Net cash (used in) provided by operating activities	(11,676)	66,206

Investing Activities:
Acquisition of business, net of cash received	(1,300)	—
Capital expenditures	(53,205)	(21,415)
Proceeds from the sale of property, plant and equipment, net	—	714
Proceeds from insurance claims	2,262	—
Net cash used in investing activities	(52,243)	(20,701)

Financing Activities:
Proceeds from borrowings under revolving credit facility	70,000	—
Repayment of debt principal and finance lease obligations	(143)	(29,652)
Payments of taxes related to net share settlement of equity awards	(10,623)	(2,684)
Proceeds from issuance of shares to employee stock purchase plan	950	704
Net cash provided by (used in) financing activities	60,184	(31,632)

Effect of exchange rate fluctuations on cash	(3,229)	(1,713)

Net (decrease) increase in cash and cash equivalents	(6,964)	12,160
Cash and cash equivalents at beginning of period	232,296	191,785
Cash and cash equivalents at end of period	$225,332	$203,945

Supplemental Disclosures:
Accrued capital additions	$13,527	$7,403
Cash paid during the year for:
Interest, net of amounts capitalized	$2,550	$964
Income taxes	$13,426	$18,036
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Capital Stock
Balance, beginning of period	$18,803	$18,712	$18,730	$18,677
Shares issued for vested restricted stock units, net of shares withheld for taxes	1	—	68	28
Shares issued for employee stock purchase plan	—	—	6	7
Shares issued to directors	7	10	7	10
Balance, end of period	18,811	18,722	18,811	18,722
Additional Paid-In Capital
Balance, beginning of period	157,164	150,004	163,583	147,961
Shares issued for vested restricted stock units, net of shares withheld for taxes	(126)	(52)	(10,691)	(2,712)
Shares issued for employee stock purchase plan	—	—	944	697
Shares issued to directors	(7)	(10)	(7)	(10)
Equity compensation expense	4,854	4,388	8,056	8,394
Balance, end of period	161,885	154,330	161,885	154,330
Retained Earnings
Balance, beginning of period	998,425	904,910	981,825	873,692
Net income	17,883	28,655	34,483	59,873
Balance, end of period	1,016,308	933,565	1,016,308	933,565
Accumulated Other Comprehensive Loss
Balance, beginning of period	(56,914)	(32,771)	(45,243)	(19,575)
Other comprehensive income (loss)	(33,519)	2,816	(45,190)	(10,380)
Balance, end of period	(90,433)	(29,955)	(90,433)	(29,955)
Total Shareholders’ Equity	$1,106,571	$1,076,662	$1,106,571	$1,076,662
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
As a result of our pension termination and settlement efforts in late 2019 and the first half of 2020, we had a pension surplus investment balance, which was accounted for as an available-for-sale investment as of June 2020. At the end of April, 2022, the entirety of the balance was paid out as a one-time discretionary contribution to all participants of the Rogers Employees Savings Investment Plan. For additional information regarding this balance, refer to “Note 11 – Pension Benefits and Other Postretirement Benefits.” Available-for-sale investments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

Available-for-Sale Investment at Fair Value as of June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$—	$—	$—	$—

	Available-for-Sale Investment at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$6,638	$—	$—	$6,638
(1) This balance was invested in funds comprised of short-term cash and fixed income securities, and was recorded in the “Other long-term assets” line item in the condensed consolidated statements of financial position as of December 31, 2021. The fair value of these investments approximated its carrying value as of December 31, 2021.
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts and copper derivative contracts. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(130)	$—	$(130)
Copper derivative contracts	$—	$181	$—	$181

	Derivative Instruments at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(16)	$—	$(16)
Copper derivative contracts	$—	$1,344	$—	$1,344
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
Foreign Currency
During the three months ended June 30, 2022, we entered into U.S. dollar, euro, and Korean won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.

As of June 30, 2022, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$8,640,104
EUR/USD		€14,213,070
KRW/USD	₩	7,702,800,000
Commodity
As of June 30, 2022, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2022, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
July 2022 - September 2022	69 metric tons per month
October 2022 - December 2022	69 metric tons per month
January 2023 - March 2023	69 metric tons per month
April 2023 - June 2023	69 metric tons per month
Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended		Six Months Ended
(Dollars in thousands)	Financial Statement Line Item	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(236)	$(400)	$(918)	$(1,222)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(1,129)	$1,313	$(798)	$3,860

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2021	$(35,641)	$(9,602)	$(45,243)
Other comprehensive income (loss) before reclassifications	(45,348)	—	(45,348)
Amounts reclassified from accumulated other comprehensive loss	—	158	158
Net current-period other comprehensive income (loss)	(45,348)	158	(45,190)
Balance as of June 30, 2022	$(80,989)	$(9,444)	$(90,433)

Balance as of December 31, 2020	$(10,571)	$(9,004)	$(19,575)
Other comprehensive income (loss) before reclassifications	(10,501)	—	(10,501)
Amounts reclassified from accumulated other comprehensive loss	—	121	121
Net current-period other comprehensive income (loss)	(10,501)	121	(10,380)
Balance as of June 30, 2021	$(21,072)	$(8,883)	$(29,955)
(1) Net of taxes of $2,081 and $2,125 as of June 30, 2022 and December 31, 2021, respectively. Net of taxes of $1,923 and $1,951 as of June 30, 2021 and December 31, 2020, respectively.

Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Raw materials	$80,496	$60,208
Work-in-process	43,088	29,078
Finished goods	47,545	44,098
Total inventories	$171,129	$133,384
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2021	$119,567	$248,398	$2,224	$370,189
Purchase accounting adjustment	—	(925)	—	(925)
Foreign currency translation adjustment	(5,409)	(12,044)	—	$(17,453)
June 30, 2022	$114,158	$235,429	$2,224	$351,811
Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$191,708	$81,086	$110,622	$198,095	$77,870	$120,225
Technology	85,282	55,792	29,490	88,445	54,900	33,545
Trademarks and trade names	24,071	9,473	14,598	25,504	8,968	16,536
Covenants not to compete	2,556	1,421	1,135	2,693	1,137	1,556
Total definite-lived other intangible assets	303,617	147,772	155,845	314,737	142,875	171,862
Indefinite-lived other intangible asset	4,133	—	4,133	4,491	—	4,491
Total other intangible assets	$307,750	$147,772	$159,978	$319,228	$142,875	$176,353
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $4.2 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $8.5 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively. The estimated future amortization expense is $8.1 million for the remainder of 2022 and $15.4 million, $14.0 million, $12.2 million and $11.6 million for 2023, 2024, 2025 and 2026, respectively.
The weighted average amortization period as of June 30, 2022, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.9 years
Technology	3.5 years
Trademarks and trade names	2.1 years
Covenants not to compete	1.1 years
Total definite-lived other intangible assets	6.5 years

Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income	$17,883	$28,655	$34,483	$59,873
Denominator:
Weighted-average shares outstanding - basic	18,813	18,729	18,797	18,721
Effect of dilutive shares	179	117	199	89
Weighted-average shares outstanding - diluted	18,992	18,846	18,996	18,810
Basic earnings per share	$0.95	$1.53	$1.83	$3.20
Diluted earnings per share	$0.94	$1.52	$1.82	$3.18
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended June 30, 2022 and 2021, 226 shares and 1,769 shares were excluded, respectively.
Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of June 30, 2022, we had performance-based restricted stock units from 2021 and 2020 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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

A summary of activity of the outstanding performance-based restricted stock units for the six months ended June 30, 2022 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2021	114,554
Awards granted	26,819
Stock issued	(60,053)
Awards cancelled	(1,415)
Awards outstanding as of June 30, 2022	79,905
We recognized $1.1 million and $1.1 million of compensation expense for performance-based restricted stock units for the three months ended June 30, 2022 and 2021, respectively. We recognized $2.2 million and $3.2 million of compensation expense for performance-based restricted stock units for the six months ended June 30, 2022 and 2021, respectively.
Time-Based Restricted Stock Units
As of June 30, 2022, we had time-based restricted stock unit awards from 2022, 2021, 2020 and 2019 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the six months ended June 30, 2022 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2021	96,989
Awards granted	62,510
Stock issued	(46,222)
Awards cancelled	(2,021)
Awards outstanding as of June 30, 2022	111,256
We recognized $2.5 million and $1.9 million of compensation expense for time-based restricted stock units for the three months ended June 30, 2022 and 2021, respectively. We recognized $4.6 million and $3.7 million of compensation expense for time-based restricted stock units for the six months ended June 30, 2022 and 2021, respectively.
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

A summary of activity of the outstanding deferred stock units for the six months ended June 30, 2022 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2021	9,500
Awards granted	4,800
Stock issued	(7,450)
Awards outstanding as of June 30, 2022	6,850
We recognized $1.3 million compensation expense for deferred stock units for the three and six months ended June 30, 2022 and $1.2 million of compensation expense for the three and six months ended June 30, 2021.
Note 9 – Debt
On October 16, 2020, we entered into the Fourth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement amends and restates the Third Amended Credit Agreement, and provides for a revolving credit facility with up to a $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, in addition to a $175.0 million accordion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement extends the maturity, the date on which all amounts borrowed or outstanding under the Fourth Amended Credit Agreement are due, from February 17, 2022 to March 31, 2024.
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
On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) publicly announced that immediately after December 31, 2021, publication of most Euro, Swiss Franc, Japanese Yen and Pound Sterling LIBOR settings will permanently cease. On October 15, 2021, Rogers Corporation and JPMorgan Chase Bank, N.A. entered into an amendment (Amendment No. 1) to the Fourth Amended Credit Agreement to adopt a new benchmark interest rate to replace the discontinued LIBOR reference rates.
Borrowings under the Fourth Amended Credit Agreement can be made as alternate base rate loans, euro-currency loans, or RFR loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate is the greatest of (a) the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1%, and (c) the adjusted LIBOR for a one month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. RFR loans bears interest based upon the Sterling Overnight Index Average (SONIA) plus 0.0326% plus a spread of 162.5 to 200.0 basis points. Based on our leverage ratio as of June 30, 2022, the spread was 162.5 basis points.
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
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2022.

We borrowed $70.0 million under the Fourth Amended Credit Agreement for the three and six months ended June 30, 2022. There were no borrowings for the three and six months ended June 30, 2021. We are not required to make any quarterly principal payments under the Fourth Amended Credit Agreement. We made no payments for the three and six months ended June 30, 2022, and $4.0 million and $25.0 million of discretionary principal payments on our revolving credit facility for the for the three and six months ended June 30, 2021, respectively.
We had $260.0 million outstanding borrowings under our revolving credit facility as of June 30, 2022, and $190.0 million as of December 31, 2021. We had $1.3 million and $1.6 million of outstanding line of credit issuance costs as of June 30, 2022 and December 31, 2021, respectively, which will be amortized over the life of the Fourth Amended Credit Agreement.
Note 10 - Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2022 and 2021. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2022 and 2021. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three- and six-month periods ended June 30, 2022 and 2021, excluding the $5.0 million net cash payment to exercise the Eschenbach, Germany manufacturing facility purchase option.
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
Our expenses and payments for operating leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating leases expense	$552	$779	$1,244	$1,460
Short-term leases expense	$130	$56	$252	$130
Payments on operating lease obligations	$699	$665	$1,568	$1,335
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	June 30, 2022	December 31, 2021
Finance lease right-of-use assets	Property, plant and equipment, net	$1,403	$389
Operating lease right-of-use assets	Other long-term assets	$6,582	$17,161

Finance lease obligations, current portion	Other accrued liabilities	$413	$198
Finance lease obligations, non-current portion	Other long-term liabilities	$946	$209
Total finance lease obligations		$1,359	$407

Operating lease obligations, current portion	Other accrued liabilities	$2,302	$2,810
Operating lease obligations, non-current portion	Other long-term liabilities	$4,825	$14,965
Total operating lease obligations		$7,127	$17,775

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of June 30, 2022:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2022	198	(50)	148	1,415	(23)	1,392
2023	572	(118)	454	2,554	(438)	2,116
2024	384	(118)	266	1,412	(469)	943
2025	384	(118)	266	1,046	(487)	559
2026	381	(118)	263	998	(445)	553
Thereafter	280	(215)	65	5,888	(3,160)	2,728
Total lease payments	2,199	(737)	1,462	13,313	(5,022)	8,291
Less: Interest	(179)	76	(103)	(2,547)	1,383	(1,164)
Present Value of Net Future Minimum Lease Payments	2,020	(661)	1,359	10,766	(3,639)	7,127
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	4.2 years	6.1 years
Weighted Average Discount Rate	3.09%	4.45%
In April 2022, we successfully negotiated the termination of a lease signed for the facility in South Korea, which went into effect in October 2021, in exchange for an approximately $0.4 million settlement fee. The termination of this lease reduces our operating lease right-of-use assets and lease liabilities by approximately $9.2 million each.
Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of June 30, 2022, we had one qualified noncontributory defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits in 2013.
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
Upon completion of the pension termination and settlement processes for the Merged Plan, we had a $9.7 million remaining pension surplus investment balance. In July 2020 and December 2021, we transferred $9.2 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. In December 2021, we transferred the remaining pension investment balance not initially transferred, to the RESIP trust suspense account. The investment balance not transferred to the trust suspense account will be used to pay any final plan expenses, after which the remainder of these funds will be moved to the RESIP trust suspense account. The funds in the RESIP trust suspense account have been, and will continue to be, used to fund certain employer contributions. There was no remaining balance for the pension surplus investments as of June 30, 2022.

Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$10	$15	$20	$30
Interest cost	191	184	382	368	8	6	16	12
Expected return of plan assets	(340)	(390)	(680)	(780)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	(24)	—	(48)
Amortization of net loss	111	98	222	196	—	—	—	—
Net periodic benefit (credit) cost	$(38)	$(108)	$(76)	$(216)	$18	$(3)	$36	$(6)
Employer Contributions
There were no required or voluntary contributions made to the Union Plan or the Merged Plan for each of the three and six- months ended June 30, 2022 and 2021. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2022.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three and six- months ended June 30, 2022 and 2021, using cash from operations.
Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $1.9 million of aggregate remediation costs through June 30, 2022, and the accrual for future remediation efforts is $0.8 million.
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
The following table summarizes the change in number of asbestos claims outstanding for the six months ended June 30, 2022:

Asbestos Claims
Claims outstanding as of January 1	543
New claims filed	75
Pending claims concluded(1)	(77)
Claims outstanding as of June 30, 2022	541
(1) For the six months ended June 30, 2022, 67 claims were dismissed and 10 claims were settled. Settlements totaled approximately $1.5 million for the six months ended June 30, 2022.

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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three- and six-month periods ended June 30, 2022 and 2021, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Asbestos-related liabilities	$64,296	$68,332
Asbestos-related insurance receivables	$58,877	$62,567
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
Note 13 – Income Taxes
Our effective income tax rate was 25.4% and 25.6% for the three months ended June 30, 2022 and 2021, respectively. The decrease from the second quarter of 2021 was primarily due to the beneficial impact of a decrease in current quarter accruals of reserves for uncertain tax positions. Our effective income tax rate was 22.2% and 25.4% for the six months ended June 30, 2022 and 2021, respectively. The decrease from the first half of 2021 was primarily due to the decrease in the current quarter accruals of reserves of unrecognized tax benefits, as well as the increase in the excess tax benefits associated with stock compensation windfalls.
The total amount of unrecognized tax benefits as of June 30, 2022 was $7.3 million, of which $6.7 million would affect our effective tax rate if recognized. Additionally, the balance of unrecognized tax benefits as of June 30, 2022 also included $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2022, we had $1.2 million accrued for the payment of interest.

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

The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2022
Net sales - recognized over time	$70,636	$2,698	$4,280	$77,614
Net sales - recognized at a point in time	70,529	102,392	1,435	174,356
Total net sales	$141,165	$105,090	$5,715	$251,970
Operating income	$8,775	$12,601	$2,020	$23,396

Three Months Ended June 30, 2021
Net sales - recognized over time	$57,248	$3,758	$4,761	$65,767
Net sales - recognized at a point in time	83,178	85,573	388	169,139
Total net sales	$140,426	$89,331	$5,149	$234,906
Operating income	$18,288	$15,637	$1,820	$35,745

Six Months Ended June 30, 2022
Net sales - recognized over time	$141,122	$5,744	$8,653	$155,519
Net sales - recognized at a point in time	133,196	209,586	1,935	344,717
Total net sales	$274,318	$215,330	$10,588	$500,236
Operating income	$10,079	$29,598	$3,610	$43,287

Six Months Ended June 30, 2021
Net sales - recognized over time	$112,062	$6,445	$9,973	$128,480
Net sales - recognized at a point in time	160,256	174,735	700	335,691
Total net sales	$272,318	$181,180	$10,673	$464,171
Operating income	$33,137	$35,714	$4,087	$72,938

Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2022
United States	$31,731	$44,179	$1,145	$77,055
Other Americas	998	2,429	199	3,626
Total Americas	32,729	46,608	1,344	80,681
China	41,243	31,398	1,944	74,585
Other APAC	23,382	6,529	762	30,673
Total APAC	64,625	37,927	2,706	105,258
Germany	17,373	7,736	211	25,320
Other EMEA	26,438	12,819	1,454	40,711
Total EMEA	43,811	20,555	1,665	66,031
Total net sales	$141,165	$105,090	$5,715	$251,970
Three Months Ended June 30, 2021
United States	$21,824	$40,666	$1,353	$63,843
Other Americas	790	2,815	171	3,776
Total Americas	22,614	43,481	1,524	67,619
China	49,841	27,427	1,026	78,294
Other APAC	25,432	5,410	648	31,490
Total APAC	75,273	32,837	1,674	109,784
Germany	21,651	5,889	217	27,757
Other EMEA	20,888	7,124	1,734	29,746
Total EMEA	42,539	13,013	1,951	57,503
Total net sales	$140,426	$89,331	$5,149	$234,906
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Six Months Ended June 30, 2022
United States	$60,938	$89,568	$1,988	$152,494
Other Americas	1,971	5,016	367	7,354
Total Americas	62,909	94,584	2,355	159,848
China	77,322	62,385	3,758	143,465
Other APAC	43,479	13,245	1,270	57,994
Total APAC	120,801	75,630	5,028	201,459
Germany	37,926	16,474	481	54,881
Other EMEA	52,682	28,642	2,724	84,048
Total EMEA	90,608	45,116	3,205	138,929
Total net sales	$274,318	$215,330	$10,588	$500,236
Six Months Ended June 30, 2021
United States	$45,621	$78,398	$2,025	$126,044
Other Americas	1,384	5,309	387	7,080
Total Americas	47,005	83,707	2,412	133,124
China	108,264	55,258	2,419	165,941
Other APAC	48,804	14,698	1,368	64,870
Total APAC	157,068	69,956	3,787	230,811
Germany	26,814	16,165	351	43,330
Other EMEA	41,431	11,352	4,123	56,906
Total EMEA	68,245	27,517	4,474	100,236
Total net sales	$272,318	$181,180	$10,673	$464,171
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
Contract assets by operating segment were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Advanced Electronics Solutions	$32,653	$31,398
Elastomeric Material Solutions	2,080	2,082
Other	3,640	3,130
Total contract assets	$38,373	$36,610
We did not have any contract liabilities as of June 30, 2022 or December 31, 2021. No impairment losses were recognized for the three or six-month periods ended June 30, 2022 and 2021, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, which contains restructuring charges and related expenses, as well as impairment charges, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Restructuring charges
Manufacturing footprint optimization	$465	$747	534	2,253
Total restructuring charges	465	747	534	2,253
Impairment charges
Fixed asset impairment charges	212	—	212	—
Total impairment charges	212	—	212	—
Total restructuring and impairment charges	$677	$747	$746	$2,253
Our AES operating segment incurred $0.7 million and $0.7 million of restructuring and impairment charges, respectively, for the three and six months ended June 30, 2022, while our EMS operating segment incurred an immaterial amount of restructuring and impairment charges for the three and six months ended June 30, 2022. Our AES operating segment incurred $0.7 million and $2.3 million of restructuring and impairment charges, respectively, for the three and six months ended June 30, 2021, while our EMS operating segment incurred an immaterial amount of restructuring and impairment charges for the three and six months ended June 30, 2021.
Restructuring Charges & Related Expenses - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities were completed in the first half of 2021. We incurred an immaterial amount of restructuring charges and related expenses for the three and six months ended June 30, 2022, including severance and related benefits. Severance and related benefits activity related to the manufacturing footprint optimization plan is presented in the table below for the six months ended June 30, 2022:

(Dollars in thousands)	Manufacturing Footprint Optimization Restructuring Severance
Balance as of December 31, 2021	$1,395
Provisions	—
Payments	(1,013)
Foreign currency translation adjustment	(86)
Balance as of June 30, 2022	$296

Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
UTIS fire
Fixed assets write-offs	$—	$—	—	891
Inventory charges	(1)	40	200	320
Professional services	492	1,072	926	1,594
Lease obligations	46	54	278	540
Compensation & benefits	573	600	1,369	844
Other	2	76	13	76
Insurance recoveries	(2,852)	(359)	(5,042)	(1,478)
Total UTIS fire	(1,740)	1,483	(2,256)	2,787
(Gain) loss on sale or disposal of property, plant and equipment	(3)	(593)	(18)	(682)
Total other operating (income) expense, net	$(1,743)	$890	$(2,274)	$2,105
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
We recognized additional insurance recoveries of $2.9 million and $5.0 million for the three and six months ended June 30, 2022, respectively, as a result of an initial $2.5 million insurance payout related to our property damage claims and $2.5 million of additional in-process payouts communicated by the insurer. This was partially offset by incurred expenses of $0.5 million and $0.9 million for various professional services, $0.6 million and $1.4 million for compensation and benefits for UTIS manufacturing employees subsequent to the fire, an immaterial amount and $0.3 million for expenses related to obligations under our manufacturing facility lease agreement and an immaterial amount and $0.2 million of inventory charges for the three and six months ended June 30, 2022.
We recognized fixed asset write-offs and inventory charges of $0.9 million and $0.3 million, respectively, related to property destroyed in the fire for the for the six months ended June 30, 2021. Additionally, we recognized a $0.5 million contingent liability pertaining to our obligations for the fire damage to the building in connection with the underlying lease agreement. We incurred $1.1 million and $1.6 million of fees for various professional services for the three and six months ended June 30, 2021, respectively, in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $0.6 million and $0.8 million of compensation and benefits for UTIS manufacturing employees, subsequent to the fire, for the three and six months ended June 30, 2021. In connection with the UTIS fire, we recognized anticipated insurance recoveries of $0.4 million and $1.5 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, less the applicable $0.3 million deductible, for the three and six months ended June 30, 2021, respectively.
Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest on revolving credit facility	$1,344	$5	$2,183	$106
Line of credit fees	153	291	291	564
Debt issuance amortization costs	179	179	358	358
Interest income	(179)	(150)	(287)	(345)
Other	51	79	72	328
Total interest expense, net	$1,548	$404	$2,617	$1,011

Note 16 – Mergers and Acquisitions
Acquisition of Silicone Engineering Ltd.
On October 8, 2021, we acquired Silicone Engineering Ltd. (Silicone Engineering), a leading European manufacturer of silicone material solutions based in Blackburn, England, for a combined purchase price of $172.3 million for the company, net of cash acquired, and its facility. As part of the agreement, there was a $4.1 million holdback, upon which we could issue claims against until six months after the close of the acquisition, at which point in time the holdback amount, less any holdback claims, be paid to the previous owners of Silicone Engineering. In April 2022, we paid $1.3 million of the holdback in exchange for a 6-month extension of the holdback period. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund the transaction, with the remaining amounts being used for general corporate purposes. Silicone Engineering expands our existing advanced silicones platform in our EMS operating segment and provides us a European Center of Excellence to service customers requiring premium silicone solutions for applications in the EV/HEV, industrial, medical and other markets.
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

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2021
Net sales	$245,579	$484,725
Net income	$29,940	$61,852
Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The transaction is expected to close in the third quarter of 2022, subject to the satisfaction of other customary closing conditions, including receipt of certain regulatory approvals.

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
Proposed Merger with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provides for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The transaction is expected to close in the third quarter of 2022, subject to the satisfaction of other customary closing conditions, including receipt of certain regulatory approvals.
COVID-19 Update
The global COVID-19 pandemic has affected and continues to affect Rogers’ business, operations and demand from customers with the emergence and spread of new variants of the virus, such as Delta and Omicron, although to a lesser extent than in 2020, mainly due to the rollout of vaccinations. In response to the outbreak, Rogers prioritized the safety and well-being of its employees—including incentivizing vaccinations, implementing social distancing initiatives in its facilities, providing remote working arrangements for certain employees, expanding personal protective equipment usage, enhancing plant hygiene processes and extending employee benefits, while at the same time taking actions to preserve business continuity. Our non-manufacturing employees transitioned seamlessly to remote working arrangements and are effectively collaborating both internally and with our customers. In some cases, based on local conditions, non-manufacturing employees have returned to their worksites. Surges in COVID-19 cases in Shanghai, China resulted in lockdowns in the city, as well as various restrictions in the nearby city of Suzhou, China. These measures have not disrupted our manufacturing efforts, however, they are causing logistics challenges. We expect that the COVID-19 pandemic will have a continuing but uncertain impact on our business and operations in the short- and medium-term.
Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the second quarter of 2022 as compared to the second quarter of 2021, our net sales increased 7.3% to $252.0 million, our gross margin decreased approximately 390 basis points to 34.3% from 38.2%, and operating income decreased approximately 590 basis points to 9.3% from 15.2%. In the first half of 2022 as compared to the first half of 2021, our net sales increased approximately 7.8% to $500.2 million, our gross margin decreased approximately 420 basis points to 34.4% from 38.6%, and operating income decreased approximately 700 basis points to 8.7% from 15.7%.
•With respect to other operating (income) expense, net, we recognized income of $1.7 million and expense of $0.9 million in the second quarter of 2022 and 2021, respectively, and income of $2.3 million and expense of $2.1 million in the first half of 2022 and 2021, respectively, primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea.
•Our net sales and gross margin results were tempered in the first half of 2022 due to continued raw material shortages and supply chain disruptions, which we expect to continue into the second half of 2022.
•We incurred $3.4 million and $14.9 million of expenses related to the merger with DuPont mainly associated with a discretionary RESIP contribution, professional services expenses and retention awards, in the second quarter of 2022 and first half of 2022, respectively.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	34.3%	38.2%	34.4%	38.6%

Selling, general and administrative expenses	22.3%	19.1%	22.8%	18.7%
Research and development expenses	3.2%	3.2%	3.3%	3.2%
Restructuring and impairment charges	0.3%	0.3%	0.1%	0.5%
Other operating (income) expense, net	(0.8)%	0.4%	(0.5)%	0.5%
Operating income	9.3%	15.2%	8.7%	15.7%

Equity income in unconsolidated joint ventures	0.7%	0.9%	0.6%	0.9%
Other income (expense), net	0.1%	0.5%	0.1%	0.9%
Interest expense, net	(0.6)%	(0.2)%	(0.5)%	(0.2)%
Income before income tax expense	9.5%	16.4%	8.9%	17.3%

Income tax expense	2.4%	4.2%	2.0%	4.4%

Net income	7.1%	12.2%	6.9%	12.9%

Net Sales and Gross Margin
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$251,970	$234,906	$500,236	$464,171
Gross margin	$86,518	$89,833	$171,912	$179,332
Percentage of net sales	34.3%	38.2%	34.4%	38.6%
Net sales increased by 7.3% in the second quarter of 2022 compared to the second quarter of 2021. Our AES and EMS operating segments had net sales increases of 0.5% and 17.6%, respectively. The increase in net sales was primarily due to higher net sales in the EV/HEV market in our AES operating segment and higher net sales in the general industrial and EV/HEV markets in our EMS operating segment. The increase was partially offset by lower net sales in the wireless infrastructure, ADAS and aerospace and defense markets in our AES operating segment and lower net sales in the portable electronics market in our EMS operating segment. Additionally, our EMS operating segment net sales increased by $11.1 million, or 4.7%, reflecting the impact from our acquisition of Silicone Engineering. Net sales were unfavorably impacted by foreign currency impacts of $6.9 million, or 2.9%, due to the depreciation in value of the euro and British pound relative to the U.S. dollar.
Net sales increased by 7.8% in the first half of 2022 compared to the first half of 2021. Our AES and EMS operating segments had net sales increases of 0.7% and 18.8%, respectively. The increase in net sales was primarily due to higher net sales in the ADAS, EV/HEV, aerospace and defense and clean energy markets in our AES operating segment and higher net sales in the general industrial, EV/HEV and consumer markets in our EMS operating segment. The increase was partially offset by lower net sales in the wireless infrastructure, ADAS and aerospace and defense markets in our AES operating segment and lower net sales in the portable electronics market in our EMS operating segment. Additionally, our EMS operating segment net sales increased by $22.2 million, or 4.8%, reflecting the impact from our acquisition of Silicone Engineering. Net sales were unfavorably impacted by foreign currency impacts of $10.9 million, or 2.4%, due to the depreciation in value of the euro and British pound relative to the U.S. dollar.
Gross margin as a percentage of net sales decreased approximately 390 basis points to 34.3% in the second quarter of 2022 compared to 38.2% in the second quarter of 2021. Gross margin in the second quarter of 2022 was unfavorably impacted by higher fixed overhead expenses, unfavorable yield performance, higher freight, duties and tariffs expenses and unfavorable product mix in our AES and EMS operating segments, as well as unfavorable productivity performance in our EMS operating segment. This was partially offset by the favorable impacts of commercial actions taken in our AES and EMS operating segments, as well as higher volume and favorable absorption of fixed overhead costs in our EMS operating segment and a lower inventory reserves provision in our AES operating segment.
Gross margin as a percentage of net sales decreased approximately 420 basis points to 34.4% in the first half of 2022 compared to 38.6% in the first half of 2021. Gross margin in the first half of 2022 was unfavorably impacted by higher fixed overhead expenses, unfavorable yield performance and higher freight, duties and tariffs expenses in our AES and EMS operating segments, as well as unfavorable productivity performance in our EMS operating segment and unfavorable product mix in our AES operating segment. This was partially offset by the favorable impacts of commercial actions taken in our AES and EMS operating segments, as well as higher volume and favorable absorption of fixed overhead costs in our AES and EMS operating segments and a lower inventory reserves provision in our AES operating segment.
Supply constraints on raw material and labor availability moderated production levels for our EMS operating segment, creating operational inefficiencies, which negatively impacted our gross margin. Further, the continuation of the global semiconductor chip shortage and its impact on our customers’ ability to continue to manufacture has negatively impacted our net sales, particularly in the ADAS market segment, for our AES operating segment. The recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales for both our AES and EMS operating segments in the first half of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, has impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin, in the latter half of 2022, for our AES and EMS operating segments. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.

Selling, General and Administrative Expenses
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Selling, general and administrative expenses	$56,138	$44,959	$113,843	$87,372
Percentage of net sales	22.3%	19.1%	22.8%	18.7%
Selling, general and administrative (SG&A) expenses increased 24.9% in the second quarter of 2022 from the second quarter of 2021, primarily due to a $6.0 million increase in professional services, a $1.2 million increase in software expenses, $1.1 million increase in other intangible asset amortization expense, a $0.7 million increase in total compensation and benefits, a $0.8 million increase in travel and entertainment expenses, a $0.6 million increase in depreciation expense and a $0.4 million increase in advertising expense.
SG&A expenses increased 30.3% in the first half of 2022 from the first half of 2021, primarily due to a $10.4 million increase in professional services, a $9.8 million increase in total compensation and benefits, a $2.8 million increase in software expenses, $2.3 million increase in other intangible asset amortization expense, a $1.3 million increase in travel and entertainment expenses and a $0.5 million increase in advertising expense, partially offset by a $0.2 million decrease in depreciation expense.
The increase in total compensation and benefits was primarily due to a $2.2 million impact for retention awards issued in connection with the DuPont merger, on a quarter-to-date basis, and a $6.5 million discretionary RESIP contribution and a $4.4 million impact for retention awards issued in connection with the DuPont merger, on a year-to-date basis. The increase in professional services expense is primarily due to $1.2 million of expenses incurred related to the merger with DuPont and $0.1 million of expenses incurred related to our acquisition of Silicone Engineering, on a quarter-to-date basis, and $4.0 million of expenses incurred related to the merger with DuPont and $0.6 million of expenses incurred related to our acquisition of Silicone Engineering, on a year-to-date basis.

Research and Development Expenses
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Research and development expenses	$8,050	$7,492	$16,310	$14,664
Percentage of net sales	3.2%	3.2%	3.3%	3.2%
R&D expenses increased 7.4% in the second quarter of 2022 from the second quarter of 2021 due to increases in total compensation and benefits and travel and entertainment expenses, partially offset by decreases in professional services expense and laboratory expenses.
R&D expenses increased 11.2% in the first half of 2022 from the first half of 2021 due to increases in total compensation and benefits, travel and entertainment expenses and depreciation expense, partially offset by decreases in laboratory expenses and professional services expense.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Restructuring and impairment charges	$677	$747	$746	$2,253
Other operating (income) expense, net	$(1,743)	$890	$(2,274)	$2,105
We incurred restructuring charges and related expenses associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized restructuring charges and related expenses pertaining to these restructuring projects of $0.5 million in both the second quarter of 2022 and the first half of 2022. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
We recognized additional insurance recoveries of $2.9 million and $5.0 million for the three and six months ended June 30, 2022, respectively, as a result of an initial $2.5 million insurance payout related to our property damage claims and $2.5 million of additional in-process payouts communicated by the insurer. This was partially offset by incurred expenses of $0.5 million and $0.9 million for various professional services, $0.6 million and $1.4 million for compensation and benefits for UTIS manufacturing employees subsequent to the fire, an immaterial amount and $0.3 million for related to obligations under our manufacturing facility lease agreement and an immaterial amount and $0.2 million of inventory charges for the three and six months ended June 30, 2022.
With respect to other operating (income) expense, net, we recognized income of $1.7 million and expense of $0.9 million in the second quarter of 2022 and 2021, respectively, and income of $2.3 million and expense of $2.1 million in the first half of 2022 and 2021, respectively, primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea. The impact in the second quarter of 2022 and the first half of 2022 was primarily consisted of certain insurance recoveries, partially offset professional service costs, compensation and benefits for certain of our UTIS employees, costs incurred due to obligations under our manufacturing facility lease agreement and inventory charges. The impact in the second quarter of 2021 and the first half of 2021 was primarily consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional services, costs incurred due to obligations under our manufacturing facility lease agreement, and compensation and benefits for certain of our UTIS employees, partially offset by the recognition of certain anticipated insurance recoveries. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Equity income in unconsolidated joint ventures	$1,800	$1,930	$3,075	$4,111
As of June 30, 2022, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 6.7% in the second quarter of 2022 from the second quarter of 2021, and decreased 25.2% in the first half of 2022 from the first half of 2021. On a quarter-to-date basis, the decrease was due to unfavorable productivity performance for RIC, partially offset by higher net sales for RIC and RIS. On a year-to-date basis, the decrease was due to lower net sales for RIC and unfavorable productivity performance for RIC and RIS, partially offset by higher net sales for RIS.

Other Income (Expense), Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Other income (expense), net	$319	$1,239	$586	$4,207
Other income (expense), net decreased to income of $0.3 million in the second quarter of 2022 from income of $1.2 million in the second quarter of 2021. On a quarter-to-date basis, the decrease was due to unfavorable impacts from our copper derivative contracts, partially offset by favorable impacts from foreign currency transactions and favorable impacts from our foreign currency derivatives.
Other income (expense), net decreased to income of $0.6 million in the first half of 2022 from income of $4.2 million in the first half of 2021. On a year-to-date basis, the decrease was due to unfavorable impacts from our copper derivative contracts, partially offset by favorable impacts from foreign currency transactions and favorable impacts from our foreign currency derivatives.

Interest Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense, net	$(1,548)	$(404)	$(2,617)	$(1,011)
Interest expense, net, increased by 283.2% in the second quarter of 2022 from the second quarter of 2021, and increased by 158.9% in the first half of 2022 from the first half of 2021. The increase on quarter-to-date and year-to-date bases was primarily due to a higher weighted-average outstanding balance for our borrowings under our revolving credit facility. We expect interest expense, net to increase on quarter-to-date and year-to-date bases in the third quarter of 2022 from the third quarter of 2021, primarily due to recent borrowings under our revolving credit facility to complete an acquisition.

Income Taxes
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income tax expense	$6,084	$9,855	$9,848	$20,372
Effective tax rate	25.4%	25.6%	22.2%	25.4%
Our effective income tax rate was 25.4% and 25.6% for the three months ended June 30, 2022 and 2021, respectively. The decrease from the second quarter of 2021 was primarily due to the beneficial impact of a decrease in current quarter accruals of reserves for uncertain tax positions. Our effective income tax rate was 22.2% and 25.4% for the six months ended June 30, 2022 and 2021, respectively. The decrease from the first half of 2021 was primarily due to the decrease in the current quarter accruals of reserves of unrecognized tax benefits, as well as the increase in the excess tax benefits associated with stock compensation windfalls.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$141,165	$140,426	$274,318	$272,318
Operating income	$8,775	$18,288	$10,079	$33,137
AES net sales increased by 0.5% in the second quarter of 2022 compared to the second quarter of 2021. The increase in net sales over the second quarter of 2021 was primarily driven by higher net sales in the EV/HEV market, partially offset by lower net sales in the wireless infrastructure, ADAS and aerospace and defense markets. Net sales were unfavorably impacted by foreign currency fluctuations of $4.8 million, or 3.4%, due to the depreciation in value of the euro relative to the U.S. dollar.
AES net sales increased by 0.7% in the first half of 2022 compared to the first half of 2021. The increase in net sales over the first half of 2020 was primarily driven by higher net sales in the EV/HEV market, partially offset by lower net sales in the wireless infrastructure, ADAS and aerospace and defense markets. Net sales were unfavorably impacted by foreign currency fluctuations of $8.3 million, or 3.1%, due to the depreciation in value of the euro relative to the U.S. dollar.
Operating income decreased by 52.0% in the second quarter of 2022 from the second quarter of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations driven by costs incurred related to the DuPont merger. The decrease in operating income was also due to higher fixed overhead expenses, unfavorable yield performance, higher freight, duties and tariffs expenses and unfavorable product mix. This was partially offset by the favorable impacts of commercial actions taken, favorable product mix and a lower inventory reserves provision. As a percentage of net sales, operating income in the second quarter of 2022 was 6.2%, an approximately 680 basis point decrease as compared to the 13.0% reported in the second quarter of 2021.
Operating income decreased by 69.6% in the first half of 2022 from the first half of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations driven by costs incurred related to the DuPont merger. The decrease in operating income was also due to higher fixed overhead expenses, unfavorable yield performance, higher freight, duties and tariffs expenses and unfavorable product mix. This was partially offset by the favorable impacts of commercial actions taken, higher volume, favorable absorption of fixed overhead costs and a lower inventory reserves provision. As a percentage of net sales, operating income in the first half of 2022 was 3.7%, an approximately 850 basis point decrease as compared to the 12.2% reported in the first half of 2021.
The continuation of the global semiconductor chip shortage and its impact on our customers’ ability to continue to manufacture has negatively impacted our net sales, particularly in the ADAS market segment. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in the first half of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, has impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin, in the latter half of 2022. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.
Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$105,090	$89,331	$215,330	$181,180
Operating income	$12,601	$15,637	$29,598	$35,714
EMS net sales increased by 17.6% in the second quarter of 2022 compared to the second quarter of 2021. The increase in net sales over the second quarter of 2021 was primarily driven by $11.1 million in net sales, or 12.4%, reflecting the impact from our acquisition of Silicone Engineering, as well as higher net sales in the general industrial, EV/HEV and consumer markets, partially offset by lower net sales in the portable electronics market. Net sales were unfavorably impacted by foreign currency fluctuations of $2.0 million, or 2.2%, due to the depreciation in value of the euro and British pound relative to the U.S. dollar.
EMS net sales increased by 18.8% in the first half of 2022 compared to the first half of 2021. The increase in net sales over the first half of 2020 was primarily driven by $22.2 million in net sales, or 12.3%, reflecting the impact from our acquisition of Silicone Engineering, as well as higher net sales in the EV/HEV, general industrial, consumer and automotive markets, partially offset by lower net sales in the mass transit market. Net sales were unfavorably impacted by foreign currency fluctuations of $2.5 million, or 1.4%, due to the depreciation in value of the euro and British pound relative to the U.S. dollar.
Operating income decreased by 19.4% in the second quarter of 2022 from the second quarter of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations due by costs incurred related to the DuPont merger. The decrease in operating income was also due to higher fixed overhead expenses, unfavorable yield performance, higher freight, duties and tariffs expenses, unfavorable productivity performance and unfavorable product mix. This was partially offset by the favorable impacts of commercial actions taken, higher volume and favorable absorption of fixed overhead costs, in addition to a $3.2 million favorable change in charges/benefits related to the UTIS fire. As a percentage of net sales, operating income in the second quarter of 2022 was 12.0%, an approximately 550 basis point decrease as compared to the 17.5% reported in the second quarter of 2021.
Operating income decreased by 17.1% in the first half of 2022 from the first half of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations due by costs incurred related to the DuPont merger. The decrease in operating income was also due to higher fixed overhead expenses, unfavorable yield performance, higher freight, duties and tariffs expenses and unfavorable productivity performance. This was partially offset by the favorable impacts of commercial actions taken, higher volume and favorable absorption of fixed overhead costs, in addition to a $5.0 million favorable change in charges/benefits related to the UTIS fire. As a percentage of net sales, operating income in the first half of 2022 was 13.7%, an approximately 600 basis point decrease as compared to the 19.7% reported in the first half of 2021.
Supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our gross margin. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in the first half of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, has impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin, in the latter half of 2022. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.
Other

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$5,715	$5,149	$10,588	$10,673
Operating income	$2,020	$1,820	$3,610	$4,087
Net sales in this segment increased by 11.0% in the second quarter of 2022 from the second quarter of 2021. The increase in net sales over the second quarter of 2021 was primarily driven by higher net sales in the automotive market.

Net sales in this segment decreased by 0.8% in the first half of 2022 from the first half of 2021. The decrease in net sales over the first half of 2021 was primarily driven by lower net sales in the automotive market.
Operating income increased 11.0% in the second quarter of 2022 compared to the second quarter of 2021. The increase in operating income was primarily driven by higher volume, partially offset by unfavorable absorption of fixed overhead costs.
Operating income decreased 11.7% in the first half of 2022 compared to the first half of 2021. The decrease in operating income was primarily driven by unfavorable product mix.
As a percentage of net sales, operating income was 35.3% in the second quarter of 2022 and the second quarter of 2021. As a percentage of net sales, operating income in the first half of 2022 was 34.1%, a 420 basis point decrease as compared to the 38.3% reported in the first half of 2021.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	June 30, 2022	December 31, 2021
United States	$97,268	$76,621
Europe	39,152	56,034
Asia	88,912	99,641
Total cash and cash equivalents	$225,332	$232,296
Approximately $128.1 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2022. We did not make any changes in the six months ended June 30, 2022 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Key Financial Position Accounts:
Cash and cash equivalents	$225,332	$232,296
Accounts receivable, net	$176,642	$163,092
Inventories	$171,129	$133,384
Borrowings under revolving credit facility	$260,000	$190,000
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2021 to June 30, 2022 were as follows:
•Accounts receivable, net increased 8.3% to $176.6 million as of June 30, 2022 from $163.1 million as of December 31, 2021. The increase from year-end was primarily due to an increase in days sales outstanding, higher net sales at the end of the second quarter of 2022 compared to at the end of 2021, the recognition of $5.0 million in UTIS fire insurance receivables for property damage claims, partially offset by the receipt or settlement of $7.2 million in recognized UTIS fire insurance receivables for property damage claims and a $3.4 million decrease in our income taxes receivable.
•Inventories increased 28.3% to $171.1 million as of June 30, 2022, from $133.4 million as of December 31, 2021, primarily driven by raw material cost increases as well as the ramp up of raw material purchases and production efforts to meet anticipated demand.
•Borrowings under revolving credit facility were $260.0 million as of June 30, 2022 from $190.0 million as of December 31, 2021. This was as a result of $70.0 million of borrowings under our revolving credit facility during the first half of 2022. For additional information regarding this facility and the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021
Key Cash Flow Measures:
Net cash (used in) provided by operating activities	$(11,676)	$66,206
Net cash used in investing activities	$(52,243)	$(20,701)
Net cash provided by (used in) financing activities	$60,184	$(31,632)
As of June 30, 2022, cash and cash equivalents were $225.3 million as compared to $232.3 million as of December 31, 2021, a decrease of $7.0 million, or 3.0%. This decrease was primarily due to $53.2 million in capital expenditures and $10.6 million in tax payments related to net share settlement of equity awards as well as cash flows used in operations, partially offset by $70.0 million in borrowings under our revolving credit facility.
In 2022, we expect capital spending to be in the range of approximately $155.0 million to $165.0 million. We plan to fund our capital spending in 2022 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2022.
Under the terms of the merger agreement with DuPont, we are restricted from paying any dividends or other distributions to our shareholders, or making any material modifications to our dividend policy, without the prior approval of DuPont.
Contingencies
During the second quarter of 2022, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the second quarter of 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2022. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2022. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and June 30, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and June 30, 2021, (iii) Condensed Consolidated Statements of Financial Position as of June 30, 2022 and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2022 and June 30, 2021, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President, Chief Financial Officer, and Treasurer
Principal Financial Officer
Dated: August 4, 2022