Form 10-Q
period 2022-09-30
ROGERS CORP
filed 2022-11-09
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of November 4, 2022 was 18,811,874.

ROGERS CORPORATION
FORM 10-Q

September 30, 2022
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$247,231	$238,263	$747,467	$702,434
Cost of sales	169,167	146,609	497,491	431,448
Gross margin	78,064	91,654	249,976	270,986

Selling, general and administrative expenses	50,653	47,886	164,496	135,258
Research and development expenses	9,140	7,531	25,450	22,195
Restructuring and impairment charges	373	1,007	1,119	3,260
Other operating (income) expense, net	(578)	1,431	(2,852)	3,536
Operating income	18,476	33,799	61,763	106,737

Equity income in unconsolidated joint ventures	1,162	1,773	4,237	5,884
Pension settlement charges	—	(534)	—	(534)
Other income (expense), net	977	(469)	1,563	3,738
Interest expense, net	(2,942)	(441)	(5,559)	(1,452)
Income before income tax expense	17,673	34,128	62,004	114,373
Income tax expense	2,835	8,999	12,683	29,371
Net income	$14,838	$25,129	$49,321	$85,002

Basic earnings per share	$0.79	$1.34	$2.62	$4.54
Diluted earnings per share	$0.78	$1.33	$2.60	$4.51

Shares used in computing:
Basic earnings per share	18,818	18,740	18,804	18,727
Diluted earnings per share	18,999	18,874	18,997	18,831
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$14,838	$25,129	$49,321	$85,002

Foreign currency translation adjustment	(35,035)	(8,126)	(80,383)	(18,627)
Pension and other postretirement benefits:
Actuarial net loss incurred, net of tax (Note 4)	—	—	(15)	—
Amortization of loss, net of tax (Note 4)	87	52	260	173
Other comprehensive income (loss)	(34,948)	(8,074)	(80,138)	(18,454)
Comprehensive income (loss)	$(20,110)	$17,055	$(30,817)	$66,548
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$236,461	$232,296
Accounts receivable, less allowance for credit losses of $1,227 and $1,223	162,929	163,092
Contract assets	41,809	36,610
Inventories	173,610	133,384
Prepaid income taxes	4,008	1,921
Asbestos-related insurance receivables, current portion	3,361	3,176
Other current assets	15,500	13,586
Total current assets	637,678	584,065
Property, plant and equipment, net of accumulated depreciation of $368,270 and $367,850	374,984	326,967
Investments in unconsolidated joint ventures	12,974	16,328
Deferred income taxes	41,873	32,671
Goodwill	338,312	370,189
Other intangible assets, net of amortization	150,148	176,353
Pension assets	5,461	5,123
Asbestos-related insurance receivables, non-current portion	55,516	59,391
Other long-term assets	8,844	27,479
Total assets	$1,625,790	$1,598,566
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$57,200	$64,660
Accrued employee benefits and compensation	35,978	48,196
Accrued income taxes payable	4,046	9,632
Asbestos-related liabilities, current portion	4,048	3,841
Other accrued liabilities	36,644	37,620
Total current liabilities	137,916	163,949
Borrowings under revolving credit facility	290,000	190,000
Pension and other postretirement benefits liabilities	1,495	1,618
Asbestos-related liabilities, non-current portion	60,167	64,491
Non-current income tax	8,013	7,131
Deferred income taxes	24,599	29,451
Other long-term liabilities	13,747	23,031
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,812 and 18,730 shares issued and outstanding	18,812	18,730
Additional paid-in capital	165,276	163,583
Retained earnings	1,031,146	981,825
Accumulated other comprehensive loss	(125,381)	(45,243)
Total shareholders' equity	1,089,853	1,118,895
Total liabilities and shareholders' equity	$1,625,790	$1,598,566
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating Activities:
Net income	$49,321	$85,002
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,352	31,121
Equity compensation expense	11,576	13,147
Deferred income taxes	(14,076)	(1,267)
Equity in undistributed income of unconsolidated joint ventures	(4,237)	(5,884)
Dividends received from unconsolidated joint ventures	4,677	4,965
Pension settlement charges (benefits)		534
Pension and other postretirement benefits	23	(300)
(Gain) loss on sale or disposal of property, plant and equipment	(15)	(673)
Impairment charges	212	385
UTIS fire fixed asset and inventory write-offs	199	1,254
Provision (benefit) for credit losses	331	(310)
Changes in assets and liabilities:
Accounts receivable	(23,759)	(32,254)
Proceeds from insurance/government subsidies related to operations	1,153	264
Contract assets	(9,320)	(6,136)
Inventories	(47,500)	(19,386)
Pension and postretirement benefit contributions	(141)	(156)
Other current assets	(4,919)	(144)
Accounts payable and other accrued expenses	(12,083)	27,495
Other, net	16,040	8,458
Net cash provided by operating activities	1,834	106,115

Investing Activities:
Acquisition of business, net of cash received	(1,300)	—
Capital expenditures	(87,000)	(43,411)
Proceeds from the sale of property, plant and equipment, net	—	714
Proceeds from insurance claims	7,252	—
Net cash used in investing activities	(81,048)	(42,697)

Financing Activities:
Proceeds from borrowings under revolving credit facility	100,000	—
Repayment of debt principal and finance lease obligations	(202)	(29,655)
Payments of taxes related to net share settlement of equity awards	(10,751)	(2,752)
Proceeds from issuance of shares to employee stock purchase plan	950	1,563
Net cash provided by (used in) financing activities	89,997	(30,844)

Effect of exchange rate fluctuations on cash	(6,618)	(3,458)

Net (decrease) increase in cash and cash equivalents	4,165	29,116
Cash and cash equivalents at beginning of period	232,296	191,785
Cash and cash equivalents at end of period	$236,461	$220,901

Supplemental Disclosures:
Accrued capital additions	$9,330	$6,447
Cash paid during the year for:
Interest, net of amounts capitalized	$5,491	$1,285
Income taxes	$19,617	$25,867
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Capital Stock
Balance, beginning of period	$18,811	$18,722	$18,730	$18,677
Shares issued for vested restricted stock units, net of shares withheld for taxes	1	1	69	29
Shares issued for employee stock purchase plan	—	6	6	13
Shares issued to directors	—	—	7	10
Balance, end of period	18,812	18,729	18,812	18,729
Additional Paid-In Capital
Balance, beginning of period	161,885	154,330	163,583	147,961
Shares issued for vested restricted stock units, net of shares withheld for taxes	(129)	(69)	(10,820)	(2,781)
Shares issued for employee stock purchase plan	—	853	944	1,550
Shares issued to directors	—	—	(7)	(10)
Equity compensation expense	3,520	4,753	11,576	13,147
Balance, end of period	165,276	159,867	165,276	159,867
Retained Earnings
Balance, beginning of period	1,016,308	933,565	981,825	873,692
Net income	14,838	25,129	49,321	85,002
Balance, end of period	1,031,146	958,694	1,031,146	958,694
Accumulated Other Comprehensive Loss
Balance, beginning of period	(90,433)	(29,955)	(45,243)	(19,575)
Other comprehensive income (loss)	(34,948)	(8,074)	(80,138)	(18,454)
Balance, end of period	(125,381)	(38,029)	(125,381)	(38,029)
Total Shareholders’ Equity	$1,089,853	$1,099,261	$1,089,853	$1,099,261
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

Available-for-Sale Investment at Fair Value as of September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$—	$—	$—	$—

	Available-for-Sale Investment at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$6,638	$—	$—	$6,638
(1) This balance was invested in funds comprised of short-term cash and fixed income securities, and was recorded in the “Other long-term assets” line item in the condensed consolidated statements of financial position as of December 31, 2021. The fair value of this investment approximated its carrying value as of December 31, 2021.
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts and copper derivative contracts. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$25	$—	$25
Copper derivative contracts	$—	$189	$—	$189

	Derivative Instruments at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(16)	$—	$(16)
Copper derivative contracts	$—	$1,344	$—	$1,344
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
Foreign Currency
During the three months ended September 30, 2022, we entered into U.S. dollar, euro, and Korean won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.

As of September 30, 2022, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$14,173,529
EUR/USD		€4,984,006
KRW/USD	₩	8,081,640,000
Commodity
As of September 30, 2022, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2022, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
October 2022 - December 2022	69 metric tons per month
January 2023 - March 2023	69 metric tons per month
April 2023 - June 2023	69 metric tons per month
July 2023 - September 2023	69 metric tons per month
Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)	Financial Statement Line Item	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(101)	$(909)	$(1,019)	$(2,131)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(171)	$(775)	$(969)	$3,085

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2021	$(35,641)	$(9,602)	$(45,243)
Other comprehensive income (loss) before reclassifications	(80,383)	(15)	(80,398)
Amounts reclassified from accumulated other comprehensive loss	—	260	260
Net current-period other comprehensive income (loss)	(80,383)	245	(80,138)
Balance as of September 30, 2022	$(116,024)	$(9,357)	$(125,381)

Balance as of December 31, 2020	$(10,571)	$(9,004)	$(19,575)
Other comprehensive income (loss) before reclassifications	(18,627)	—	(18,627)
Amounts reclassified from accumulated other comprehensive loss	—	173	173
Net current-period other comprehensive income (loss)	(18,627)	173	(18,454)
Balance as of September 30, 2021	$(29,198)	$(8,831)	$(38,029)
(1) Net of taxes of $2,056 and $2,125 as of September 30, 2022 and December 31, 2021, respectively. Net of taxes of $1,902 and $1,951 as of September 30, 2021 and December 31, 2020, respectively.
Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Raw materials	$81,797	$60,208
Work-in-process	44,235	29,078
Finished goods	47,578	44,098
Total inventories	$173,610	$133,384
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2021	$119,567	$248,398	$2,224	$370,189
Purchase accounting adjustment	—	(925)	—	(925)
Foreign currency translation adjustment	(9,552)	(21,400)	—	$(30,952)
September 30, 2022	$110,015	$226,073	$2,224	$338,312

Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$186,799	$82,103	$104,696	$198,095	$77,870	$120,225
Technology	82,844	55,471	27,373	88,445	54,900	33,545
Trademarks and trade names	22,979	9,676	13,303	25,504	8,968	16,536
Covenants not to compete	2,452	1,535	917	2,693	1,137	1,556
Total definite-lived other intangible assets	295,074	148,785	146,289	314,737	142,875	171,862
Indefinite-lived other intangible asset	3,859	—	3,859	4,491	—	4,491
Total other intangible assets	$298,933	$148,785	$150,148	$319,228	$142,875	$176,353
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $4.1 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, and $12.6 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively. The estimated future amortization expense is $3.9 million for the remainder of 2022 and $14.9 million, $13.6 million, $11.9 million and $11.3 million for 2023, 2024, 2025 and 2026, respectively.
The weighted average amortization period as of September 30, 2022, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.8 years
Technology	3.5 years
Trademarks and trade names	2.1 years
Covenants not to compete	1.0 years
Total definite-lived other intangible assets	6.4 years
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income	$14,838	$25,129	$49,321	$85,002
Denominator:
Weighted-average shares outstanding - basic	18,818	18,740	18,804	18,727
Effect of dilutive shares	181	134	193	104
Weighted-average shares outstanding - diluted	18,999	18,874	18,997	18,831
Basic earnings per share	$0.79	$1.34	$2.62	$4.54
Diluted earnings per share	$0.78	$1.33	$2.60	$4.51
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended September 30, 2022 and 2021, no shares and 1,994 shares were excluded, respectively.

Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of September 30, 2022, we had performance-based restricted stock units from 2021 and 2020 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
A summary of activity of the outstanding performance-based restricted stock units for the nine months ended September 30, 2022 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2021	114,554
Awards granted	26,819
Stock issued	(60,053)
Awards cancelled	(1,860)
Awards outstanding as of September 30, 2022	79,460
We recognized $1.1 million and $2.6 million of compensation expense for performance-based restricted stock units for the three months ended September 30, 2022 and 2021, respectively. We recognized $3.3 million and $5.8 million of compensation expense for performance-based restricted stock units for the nine months ended September 30, 2022 and 2021, respectively.
Time-Based Restricted Stock Units
As of September 30, 2022, we had time-based restricted stock unit awards from 2022, 2021, 2020 and 2019 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date, except as noted below in Chief Executive Officer’s 2021 Equity Award Grants. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the nine months ended September 30, 2022 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2021	96,989
Awards granted	63,150
Stock issued	(47,600)
Awards cancelled	(3,766)
Awards outstanding as of September 30, 2022	108,773
We recognized $2.4 million and $2.0 million of compensation expense for time-based restricted stock units for the three months ended September 30, 2022 and 2021, respectively. We recognized $7.0 million and $5.8 million of compensation expense for time-based restricted stock units for the nine months ended September 30, 2022 and 2021, respectively.
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
A summary of activity of the outstanding deferred stock units for the nine months ended September 30, 2022 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2021	9,500
Awards granted	4,800
Stock issued	(7,450)
Awards outstanding as of September 30, 2022	6,850
We recognized no compensation expense for deferred stock units for the three months ended September 30, 2022 and 2021, respectively. We recognized $1.3 million and $1.2 million of compensation expense for deferred stock units for the nine months ended September 30, 2022 and 2021, respectively.
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
Borrowings under the Fourth Amended Credit Agreement can be made as alternate base rate loans, euro-currency loans, or RFR loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate is the greatest of (a) the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1%, and (c) the adjusted LIBOR for a one month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. RFR loans bears interest based upon the Sterling Overnight Index Average (SONIA) plus 0.0326% plus a spread of 162.5 to 200.0 basis points. Based on our leverage ratio as of September 30, 2022, the spread was 175.0 basis points.
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
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2022.
We borrowed $30.0 million under the Fourth Amended Credit Agreement for the three months ended September 30, 2022, and $100.0 million for the nine months ended September 30, 2022. There were no borrowings for the three and nine months ended September 30, 2021. We are not required to make any quarterly principal payments under the Fourth Amended Credit Agreement. We made no payments for the three and nine months ended September 30, 2022, and no payments for the three months ended September 30, 2021. We made $25.0 million of discretionary principal payments on our revolving credit facility for the nine months ended September 30, 2021.
We had $290.0 million outstanding borrowings under our revolving credit facility as of September 30, 2022, and $190.0 million as of December 31, 2021. We had $1.1 million and $1.6 million of outstanding line of credit issuance costs as of September 30, 2022 and December 31, 2021, respectively, which will be amortized over the life of the Fourth Amended Credit Agreement.
Note 10 - Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and nine-month periods ended September 30, 2022 and 2021. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and nine-month periods ended September 30, 2022 and 2021. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three- and nine-month periods ended September 30, 2022 and 2021, excluding the $5.0 million net cash payment to exercise the Eschenbach, Germany manufacturing facility purchase option.
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

Our expenses and payments for operating leases were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating leases expense	$652	$594	$1,896	$2,054
Short-term leases expense	$168	$97	$420	$227
Payments on operating lease obligations	$663	$610	$2,231	$1,945
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	September 30, 2022	December 31, 2021
Finance lease right-of-use assets	Property, plant and equipment, net	$1,629	$389
Operating lease right-of-use assets	Other long-term assets	$5,688	$17,161

Finance lease obligations, current portion	Other accrued liabilities	$389	$198
Finance lease obligations, non-current portion	Other long-term liabilities	$1,227	$209
Total finance lease obligations		$1,616	$407

Operating lease obligations, current portion	Other accrued liabilities	$2,016	$2,810
Operating lease obligations, non-current portion	Other long-term liabilities	$4,112	$14,965
Total operating lease obligations		$6,128	$17,775
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of September 30, 2022:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2022	92	(4)	88	678	(19)	659
2023	564	(51)	513	2,446	(441)	2,005
2024	381	(56)	325	1,364	(479)	885
2025	381	(56)	325	1,021	(498)	523
2026	379	(56)	323	947	(429)	518
Thereafter	343	(126)	217	5,535	(2,973)	2,562
Total lease payments	2,140	(349)	1,791	11,991	(4,839)	7,152
Less: Interest	(204)	29	(175)	(2,333)	1,309	(1,024)
Present Value of Net Future Minimum Lease Payments	1,936	(320)	1,616	9,658	(3,530)	6,128
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	4.6 years	6.1 years
Weighted Average Discount Rate	3.76%	4.40%
In April 2022, we successfully negotiated the termination of a lease signed for the facility in South Korea, which went into effect in October 2021, in exchange for an approximately $0.4 million settlement fee. The termination of this lease reduced our operating lease right-of-use assets and lease liabilities by approximately $9.2 million each.

Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of September 30, 2022, we had one qualified noncontributory defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits in 2013.
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
Upon completion of the pension termination and settlement processes for the Merged Plan, we had a $9.7 million remaining pension surplus investment balance. In July 2020 and December 2021, we transferred $9.2 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. In December 2021, we transferred the remaining pension investment balance not initially transferred, to the RESIP trust suspense account. The investment balance not transferred to the trust suspense account will be used to pay any final plan expenses, after which the remainder of these funds will be moved to the RESIP trust suspense account. The funds in the RESIP trust suspense account have been, and will continue to be, used to fund certain employer contributions. There was no remaining balance for the pension surplus investments as of September 30, 2022.
Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$10	$16	$30	$46
Interest cost	191	182	573	550	8	7	24	19
Expected return of plan assets	(340)	(389)	(1,020)	(1,169)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	(25)	—	(73)
Amortization of net loss	111	95	333	291	—	—	—	—
Net periodic benefit (credit) cost	$(38)	$(112)	$(114)	$(328)	$18	$(2)	$54	$(8)
Employer Contributions
There were no required or voluntary contributions made to the Union Plan or the Merged Plan for each of the three and nine- months ended September 30, 2022 and 2021. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2022.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three and nine- months ended September 30, 2022 and 2021, using cash from operations.
Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $1.9 million of aggregate remediation costs through September 30, 2022, and the accrual for future remediation efforts is $0.8 million.

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
The following table summarizes the change in number of asbestos claims outstanding for the nine months ended September 30, 2022:

Asbestos Claims
Claims outstanding as of January 1	543
New claims filed	101
Pending claims concluded(1)	(107)
Claims outstanding as of September 30, 2022	537
(1) For the nine months ended September 30, 2022, 94 claims were dismissed and 13 claims were settled. Settlements totaled approximately $1.7 million for the nine months ended September 30, 2022.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three- and nine-month periods ended September 30, 2022 and 2021, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Asbestos-related liabilities	$64,215	$68,332
Asbestos-related insurance receivables	$58,877	$62,567

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
Note 13 – Income Taxes
Our effective income tax rate was 16.0% and 26.4% for the three months ended September 30, 2022 and 2021, respectively. The decrease from the third quarter of 2021 was primarily due to the beneficial impact of a decrease in current quarter accruals of reserves for uncertain tax positions. Our effective income tax rate was 20.5% and 25.7% for the nine months ended September 30, 2022 and 2021, respectively. The decrease from the first nine months of 2021 was primarily due to the beneficial impact of a decrease in current quarter accruals of reserves for uncertain tax positions.
The total amount of unrecognized tax benefits as of September 30, 2022 was $6.5 million, of which $5.9 million would affect our effective tax rate if recognized. Additionally, the balance of unrecognized tax benefits as of September 30, 2022 also included $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2022, we had $0.7 million accrued for the payment of interest.
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
Our Other operating segment consists of elastomer components for applications in the general industrial market, as well as elastomer floats for level sensing in fuel tank, motor, and storage tank applications in the general industrial and automotive markets. We sell our elastomer components under our ENDUR® trade name and our floats under our NITROPHYL® trade name.

The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2022
Net sales - recognized over time	$72,969	$3,346	$4,110	$80,425
Net sales - recognized at a point in time	57,639	107,637	1,530	166,806
Total net sales	$130,608	$110,983	$5,640	$247,231
Operating income	$2,263	$14,322	$1,891	$18,476

Three Months Ended September 30, 2021
Net sales - recognized over time	$64,277	$4,612	$4,829	$73,718
Net sales - recognized at a point in time	70,714	93,339	492	164,545
Total net sales	$134,991	$97,951	$5,321	$238,263
Operating income	$13,945	$18,104	$1,750	$33,799

Nine Months Ended September 30, 2022
Net sales - recognized over time	$214,091	$9,090	$12,763	$235,944
Net sales - recognized at a point in time	190,835	317,223	3,465	511,523
Total net sales	$404,926	$326,313	$16,228	$747,467
Operating income	$12,342	$43,920	$5,501	$61,763

Nine Months Ended September 30, 2021
Net sales - recognized over time	$176,339	$11,057	$14,802	$202,198
Net sales - recognized at a point in time	230,970	268,074	1,192	500,236
Total net sales	$407,309	$279,131	$15,994	$702,434
Operating income	$47,082	$53,818	$5,837	$106,737

Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2022
United States	$33,969	$46,772	$1,087	$81,828
Other Americas	843	2,534	247	3,624
Total Americas	34,812	49,306	1,334	85,452
China	36,126	37,349	2,290	75,765
Other APAC	16,544	5,173	508	22,225
Total APAC	52,670	42,522	2,798	97,990
Germany	19,727	7,310	393	27,430
Other EMEA	23,399	11,845	1,115	36,359
Total EMEA	43,126	19,155	1,508	63,789
Total net sales	$130,608	$110,983	$5,640	$247,231
Three Months Ended September 30, 2021
United States	$22,119	$42,338	$1,510	$65,967
Other Americas	950	2,415	195	3,560
Total Americas	23,069	44,753	1,705	69,527
China	47,153	34,789	1,059	83,001
Other APAC	17,608	6,177	645	24,430
Total APAC	64,761	40,966	1,704	107,431
Germany	24,620	5,892	175	30,687
Other EMEA	22,541	6,340	1,737	30,618
Total EMEA	47,161	12,232	1,912	61,305
Total net sales	$134,991	$97,951	$5,321	$238,263
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Nine Months Ended September 30, 2022
United States	$94,907	$136,340	$3,075	$234,322
Other Americas	2,814	7,550	614	10,978
Total Americas	97,721	143,890	3,689	245,300
China	113,448	99,734	6,048	219,230
Other APAC	60,023	18,418	1,778	80,219
Total APAC	173,471	118,152	7,826	299,449
Germany	57,653	23,784	874	82,311
Other EMEA	76,081	40,487	3,839	120,407
Total EMEA	133,734	64,271	4,713	202,718
Total net sales	$404,926	$326,313	$16,228	$747,467
Nine Months Ended September 30, 2021
United States	$67,740	$120,736	$3,535	$192,011
Other Americas	2,334	7,724	582	10,640
Total Americas	70,074	128,460	4,117	202,651
China	155,417	90,047	3,478	248,942
Other APAC	66,412	20,875	2,013	89,300
Total APAC	221,829	110,922	5,491	338,242
Germany	51,434	22,057	526	74,017
Other EMEA	63,972	17,692	5,860	87,524
Total EMEA	115,406	39,749	6,386	161,541
Total net sales	$407,309	$279,131	$15,994	$702,434
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
Contract assets by operating segment were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Advanced Electronics Solutions	$36,015	$31,398
Elastomeric Material Solutions	2,467	2,082
Other	3,327	3,130
Total contract assets	$41,809	$36,610
We did not have any contract liabilities as of September 30, 2022 or December 31, 2021. No impairment losses were recognized for the three or nine-month periods ended September 30, 2022 and 2021, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, which contains restructuring charges and related expenses, as well as impairment charges, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Restructuring charges
Manufacturing footprint optimization	$373	$622	$907	$2,875
Total restructuring charges	373	622	907	2,875
Impairment charges
Fixed asset impairment charges	—	385	212	385
Total impairment charges	—	385	212	385
Total restructuring and impairment charges	$373	$1,007	$1,119	$3,260
Our AES operating segment incurred $0.4 million and $1.1 million of restructuring and impairment charges for the three and nine months ended September 30, 2022, respectively, while our EMS operating segment incurred an immaterial amount of restructuring and impairment charges for the three and nine months ended September 30, 2022. Our AES operating segment incurred $1.0 million and $3.2 million of restructuring and impairment charges, respectively, for the three and nine months ended September 30, 2021, while our EMS operating segment incurred an immaterial amount of restructuring and impairment charges for the three and nine months ended September 30, 2021.
Restructuring Charges & Related Expenses - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities were completed in the first half of 2021. We incurred an immaterial amount of restructuring charges and related expenses for the three and nine months ended September 30, 2022, including severance and related benefits. Severance and related benefits activity related to the manufacturing footprint optimization plan is presented in the table below for the nine months ended September 30, 2022:

(Dollars in thousands)	Manufacturing Footprint Optimization Restructuring Severance
Balance as of December 31, 2021	$1,395
Provisions	363
Payments	(1,479)
Foreign currency translation adjustment	(111)
Balance as of September 30, 2022	$168

Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
UTIS fire
Fixed assets write-offs	$—	$—	$—	$891
Inventory charges	(1)	43	199	363
Professional services	369	577	1,295	2,171
Lease obligations	91	60	369	600
Lease impairments	—	495	—	495
Compensation & benefits	562	614	1,931	1,458
Third-party property claims	—	4,650	—	4,650
Other	2	—	15	76
Insurance recoveries	(1,604)	(5,017)	(6,646)	(6,495)
Total UTIS fire	(581)	1,422	(2,837)	4,209
(Gain) loss on sale or disposal of property, plant and equipment	3	9	(15)	(673)
Total other operating (income) expense, net	$(578)	$1,431	$(2,852)	$3,536
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
In connection with the UTIS fire, we recognized insurance recoveries of $1.6 million and $6.6 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees for the three and nine months ended September 30, 2022, respectively. We incurred $0.4 million and $1.3 million for various professional services for the three and nine months ended September 30, 2022, respectively, in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $0.6 million and $1.9 million for compensation and benefits for UTIS manufacturing employees subsequent to the fire for the three and nine months ended September 30, 2022, respectively.
We recognized fixed asset write-offs and inventory charges of $0.9 million and $0.4 million, respectively, related to property destroyed in the fire for the nine months ended September 30, 2021. Additionally, we recognized a $4.7 million contingent liability pertaining to damage to nearby property and a $0.5 million contingent liability pertaining to our obligations for the fire damage to the building in connection with the underlying lease agreement. We incurred $0.6 million and $2.2 million of fees for various professional services for the three and nine months ended September 30, 2021, respectively, in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $0.6 million and $1.5 million of compensation and benefits for UTIS manufacturing employees, subsequent to the fire, for the three and nine months ended September 30, 2021, respectively. In connection with the UTIS fire, we recognized insurance recoveries of $5.0 million and $6.5 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, less the applicable $0.3 million deductible, for the three and nine months ended September 30, 2021, respectively.
Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest on revolving credit facility	$2,831	$—	$5,014	$106
Line of credit fees	118	292	409	856
Debt issuance amortization costs	178	178	536	536
Interest income	(175)	(64)	(462)	(409)
Other	(10)	35	62	363
Total interest expense, net	$2,942	$441	$5,559	$1,452

Note 16 – Mergers and Acquisitions
Acquisition of Silicone Engineering Ltd.
On October 8, 2021, we acquired Silicone Engineering Ltd. (Silicone Engineering), a leading European manufacturer of silicone material solutions based in Blackburn, England, for a combined purchase price of $172.3 million for the company, net of cash acquired, and its facility. As part of the agreement, there was a $4.1 million holdback, upon which we could issue claims against until six months after the close of the acquisition, at which point in time the holdback amount, less any holdback claims, be paid to the previous owners of Silicone Engineering. In April 2022, we paid $1.3 million of the holdback in exchange for a 6-month extension of the holdback period. In October 2022, we paid back the remaining of the holdback, less an immaterial amount for claims. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund the transaction, with the remaining amounts being used for general corporate purposes. Silicone Engineering expands our existing advanced silicones platform in our EMS operating segment and provides us a European Center of Excellence to service customers requiring premium silicone solutions for applications in the EV/HEV, industrial, medical and other markets.
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

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2021
Net sales	$248,679	$733,404
Net income	$26,419	$88,271
Terminated Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provided for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger agreement provided both Rogers Corporation and DuPont with a right to terminate the merger agreement if the merger had not closed on or before November 1, 2022. Consummation of the merger was subject to various customary closing conditions, including regulatory approval by the State Administration for Market Regulation of China (SAMR). As of November 1, 2022, the parties had not received regulatory approval from SAMR. On November 1, 2022, the Company received from DuPont a notice of termination of the merger agreement. Pursuant to the terms of the merger agreement, the Company received a regulatory termination fee from DuPont in the amount of $162.5 million, before taxes and transaction-related fees.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•our terminated merger with DuPont de Nemours, Inc. (DuPont), which may cause us to incur substantial costs that may adversely affect our financial results and operations and the market price of our capital stock, including as a result of litigation;
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
•failure to successfully execute on the Company’s long-term growth strategy as a standalone company;
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
If we are able to successfully execute on our growth strategy, we see an opportunity to double our annual revenues over the next five years. This robust outlook is supported by our participation in a number of fast-growing markets and by our strong competitive positions in these markets. Advanced mobility markets, which are comprised of EV/HEV and ADAS, are expected to grow at the fastest rate. Third-party analysis projects that the EV/HEV market will grow at compound annual growth rate of more than 25% over the next five years and ADAS at a double-digit rate over that time period. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. In each of these areas we have secured a number of design wins and have a strong pipeline, which provides confidence in our growth outlook. In the ADAS market, we continue to build on our current position with new design wins, including those for next-generation automotive radar systems. Other markets with a strong growth trajectory include aerospace and defense, clean energy and portable electronics. We expect that they will contribute to our growth strategy’s aim of doubling revenues over the next five years.
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
Terminated Merger with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provided for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger agreement provided both Rogers Corporation and DuPont with a right to terminate the merger agreement if the merger had not closed on or before November 1, 2022. Consummation of the merger was subject to various customary closing conditions, including regulatory approval by the State Administration for Market Regulation of China (SAMR). As of November 1, 2022, the parties had not received regulatory approval from SAMR. On November 1, 2022, the Company received from DuPont a notice of termination of the merger agreement. Pursuant to the terms of the merger agreement, the Company received a regulatory termination fee from DuPont in the amount of $162.5 million, before taxes and transaction-related fees.
COVID-19 Update
The global COVID-19 pandemic has affected and continues to affect Rogers’ business, operations and demand from customers with the emergence and spread of new variants of the virus, such as Delta and Omicron, although to a lesser extent than in 2020, mainly due to the rollout of vaccinations. In response to the outbreak, Rogers prioritized the safety and well-being of its employees—including incentivizing vaccinations, implementing social distancing initiatives in its facilities, providing remote working arrangements for certain employees, expanding personal protective equipment usage, enhancing plant hygiene processes and extending employee benefits, while at the same time taking actions to preserve business continuity. Our non-manufacturing employees transitioned seamlessly to remote working arrangements and are effectively collaborating both internally and with our customers. In some cases, based on local conditions, non-manufacturing employees have returned to their worksites. Surges in COVID-19 cases in China resulted in lockdowns as well as various restrictions. These measures have not disrupted our manufacturing efforts, however, they are causing logistics challenges. We expect that the COVID-19 pandemic will have a continuing but uncertain impact on our business and operations in the short- and medium-term.
Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the third quarter of 2022 as compared to the third quarter of 2021, our net sales increased approximately 3.8% to $247.2 million, our gross margin decreased approximately 690 basis points to 31.6% from 38.5%, and operating income decreased approximately 670 basis points to 7.5% from 14.2%. In the first nine months of 2022 as compared to the first nine months of 2021, our net sales increased approximately 6.4% to $747.5 million, our gross margin decreased approximately 520 basis points to 33.4% from 38.6%, and operating income decreased approximately 690 basis points to 8.3% from 15.2%.
•With respect to other operating (income) expense, net, we recognized income of $0.6 million and expense of $1.4 million in the third quarter of 2022 and 2021, respectively, and income of $2.8 million and expense of $4.2 million in the first nine months of 2022 and 2021, respectively, primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea.
•Our net sales and gross margin results were tempered in the first nine months of 2022 due to continued raw material shortages and supply chain disruptions, which we expect to continue into the fourth quarter of 2022.
•We incurred $3.4 million and $18.3 million of expenses related to the terminated merger with DuPont mainly associated with a discretionary RESIP contribution, retention awards and professional services expenses, in the third quarter of 2022 and first nine months of 2022, respectively.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	31.6%	38.5%	33.4%	38.6%

Selling, general and administrative expenses	20.5%	20.1%	22.0%	19.3%
Research and development expenses	3.7%	3.2%	3.4%	3.2%
Restructuring and impairment charges	0.2%	0.4%	0.1%	0.5%
Other operating (income) expense, net	(0.3)%	0.6%	(0.4)%	0.4%
Operating income	7.5%	14.2%	8.3%	15.2%

Equity income in unconsolidated joint ventures	0.5%	0.7%	0.6%	0.8%
Pension settlement charges	—%	(0.2)%	—%	(0.1)%
Other income (expense), net	0.3%	(0.2)%	0.1%	0.6%
Interest expense, net	(1.2)%	(0.2)%	(0.7)%	(0.2)%
Income before income tax expense	7.1%	14.3%	8.3%	16.3%

Income tax expense	1.1%	3.8%	1.7%	4.2%

Net income	6.0%	10.5%	6.6%	12.1%

Net Sales and Gross Margin
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$247,231	$238,263	$747,467	$702,434
Gross margin	$78,064	$91,654	$249,976	$270,986
Percentage of net sales	31.6%	38.5%	33.4%	38.6%
Net sales increased by 3.8% in the third quarter of 2022 compared to the third quarter of 2021. Our AES and EMS operating segments had a net sales decrease of 3.2% and a net sales increase of 13.3%, respectively. The increase in net sales was primarily due to higher net sales in the EV/HEV market in our AES operating segment and higher net sales in the general industrial market in our EMS operating segment. The increase was partially offset by lower net sales in the clean energy, aerospace and defense, wireless infrastructure and ADAS markets in our AES operating segment. Additionally, our EMS operating segment net sales increased by $9.8 million, or 4.1%, reflecting the impact from our acquisition of Silicone Engineering. Net sales were unfavorably impacted by foreign currency impacts of $11.8 million, or 5.0%, due to the depreciation in value of the euro, British pound and Chinese renminbi relative to the U.S. dollar.
Net sales increased by 6.4% in the first nine months of 2022 compared to the first nine months of 2021. Our AES and EMS operating segments had a net sales decrease of 0.6% and a net sales increase of 16.9%, respectively. The increase in net sales was primarily due to higher net sales in the EV/HEV market in our AES operating segment and higher net sales in the general industrial and EV/HEV markets in our EMS operating segment. The increase was partially offset by lower net sales in the wireless infrastructure, aerospace and defense, ADAS and clean energy markets in our AES operating segment and lower net sales in the portable electronics market in our EMS operating segment. Additionally, our EMS operating segment net sales increased by $32.0 million, or 4.6%, reflecting the impact from our acquisition of Silicone Engineering. Net sales were unfavorably impacted by foreign currency impacts of $22.8 million, or 3.2%, due to the depreciation in value of the euro, British pound and Chinese renminbi relative to the U.S. dollar.
Gross margin as a percentage of net sales decreased approximately 690 basis points to 31.6% in the third quarter of 2022 compared to 38.5% in the third quarter of 2021. Gross margin in the third quarter of 2022 was unfavorably impacted by higher fixed overhead expenses, unfavorable absorption of fixed overhead expenses, higher freight, duties and tariffs expenses, unfavorable productivity performance and unfavorable product mix in our AES and EMS operating segments, as well as unfavorable yield performance and a higher inventory reserves provision in our EMS operating segment and lower volume in our AES operating segment. This was partially offset by the favorable impacts of commercial actions taken in our AES and EMS operating segments, as well as higher volume in our EMS operating segment.
Gross margin as a percentage of net sales decreased approximately 520 basis points to 33.4% in the first nine months of 2022 compared to 38.6% in the first nine months of 2021. Gross margin in the first nine months of 2022 was unfavorably impacted by higher fixed overhead expenses, unfavorable yield performance and higher freight, duties and tariffs expenses in our AES and EMS operating segments, as well as unfavorable productivity performance and a higher inventory reserves provision in our EMS operating segment and unfavorable product mix, unfavorable absorption of fixed overhead costs and lower volume in our AES operating segment. This was partially offset by the favorable impacts of commercial actions taken in our AES and EMS operating segments, as well as higher volume and favorable absorption of fixed overhead costs in our EMS operating segments and a lower inventory reserves provision in our AES operating segment.
Supply constraints on raw material and labor availability moderated production levels for our EMS operating segment, creating operational inefficiencies, which negatively impacted our gross margin. Further, the continuation of the global semiconductor chip shortage and its impact on our customers’ ability to continue to manufacture has negatively impacted our net sales, particularly in the ADAS market segment, for our AES operating segment. The recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales for both our AES and EMS operating segments in the first nine months of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, have impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin for our AES and EMS operating segments. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.

Selling, General and Administrative Expenses
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Selling, general and administrative expenses	$50,653	$47,886	$164,496	$135,258
Percentage of net sales	20.5%	20.1%	22.0%	19.3%
Selling, general and administrative (SG&A) expenses increased 5.8% in the third quarter of 2022 from the third quarter of 2021, primarily due to a $3.0 million increase in professional services, a $0.9 million increase in other intangible asset amortization expense, a $0.3 million increase in travel and entertainment expenses, a $0.2 million increase in depreciation expense and a $0.1 million increase in advertising expense, partially offset by a $1.3 million decrease in total compensation and benefits, a $0.7 million decrease in software expenses and a $0.2 million decrease in utility costs.
SG&A expenses increased 21.6% in the first nine months of 2022 from the first nine months of 2021, primarily due to a $13.4 million increase in professional services, a $8.5 million increase in total compensation and benefits, a $3.2 million increase in other intangible asset amortization expense, a $2.1 million increase in software expenses, a $1.6 million increase in travel and entertainment expenses and a $0.6 million increase in advertising expense, partially offset by a $0.4 million decrease in recruiting/relocation/training expenses and a $0.4 million decrease in utility costs.
The increase in total compensation and benefits was primarily due to a $1.8 million impact for retention awards issued in connection with the terminated DuPont merger, on a quarter-to-date basis, and a $6.5 million discretionary RESIP contribution and a $6.2 million impact for retention awards issued in connection with the terminated DuPont merger, on a year-to-date basis. The increase in professional services expense is primarily due to $1.5 million of expenses incurred related to the terminated merger with DuPont and $0.1 million of expenses incurred related to our acquisition of Silicone Engineering, on a quarter-to-date basis, and $5.4 million of expenses incurred related to the terminated merger with DuPont and $0.7 million of expenses incurred related to our acquisition of Silicone Engineering, on a year-to-date basis.

Research and Development Expenses
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Research and development expenses	$9,140	$7,531	$25,450	$22,195
Percentage of net sales	3.7%	3.2%	3.4%	3.2%
R&D expenses increased 21.4% in the third quarter of 2022 from the third quarter of 2021 due to increases in laboratory expenses, total compensation and professional services expense.
R&D expenses increased 14.7% in the first nine months of 2022 from the first nine months of 2021 due to increases in total compensation and benefits, travel and entertainment expenses, laboratory expenses and depreciation expense.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Restructuring and impairment charges	$373	$1,007	$1,119	$3,260
Other operating (income) expense, net	$(578)	$1,431	$(2,852)	$3,536
We incurred restructuring charges and related expenses associated with our manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations. We recognized restructuring charges and related expenses pertaining to these restructuring projects of $0.4 million in the third quarter of 2022 and $0.9 million in the first nine months of 2022. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
With respect to other operating (income) expense, net, we recognized income of $0.6 million and expense of $1.4 million in the third quarter of 2022 and 2021, respectively, and income of $2.9 million and expense of $3.5 million in the first nine months of 2022 and 2021, respectively, primarily related to the financial impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea. The impact in the third quarter of 2022 and the first nine months of 2022 primarily consisted of insurance recoveries, partially offset by professional service costs, compensation and benefits for certain of our UTIS employees, costs incurred under our manufacturing facility lease agreement and inventory charges. The impact in the third quarter of 2021 and the first nine months of 2021 primarily consisted of write-offs of fixed assets and inventory destroyed and/or damaged in the fire, professional service costs, costs incurred under our manufacturing facility lease agreement, and compensation and benefits for certain of our UTIS employees, partially offset by the recognition of insurance recoveries. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Equity income in unconsolidated joint ventures	$1,162	$1,773	$4,237	$5,884
As of September 30, 2022, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 34.5% in the third quarter of 2022 from the third quarter of 2021, and decreased 28.0% in the first nine months of 2022 from the first nine months of 2021. On a quarter-to-date basis and a year-to-date basis, the decrease was due to lower net sales and unfavorable productivity performance for RIC and RIS.

Other Income (Expense), Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pension settlement charges	$—	$(534)	$—	$(534)
Other income (expense), net	$977	$(469)	$1,563	$3,738
In the third quarter of 2021, we recorded a $0.5 million pre-tax settlement charge in connection with further settlement efforts for the termination of the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)).
Other income (expense), net increased to income of $1.0 million in the third quarter of 2022 from expense of $0.5 million in the third quarter of 2021. On a quarter-to-date basis, the increase was due to favorable impacts from our foreign currency derivatives and favorable impacts from our copper derivative contracts.
Other income (expense), net decreased to income of $1.6 million in the first nine months of 2022 from income of $3.7 million in the first nine months of 2021. On a year-to-date basis, the decrease was due to unfavorable impacts from our copper derivative contracts, partially offset by favorable impacts from our foreign currency derivatives and favorable impacts from our foreign currency transactions.

Interest Expense, Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense, net	$(2,942)	$(441)	$(5,559)	$(1,452)
Interest expense, net, increased by $2.5 million in the third quarter of 2022 from the third quarter of 2021, and increased by $4.1 million in the first nine months of 2022 from the first nine months of 2021. The increases on quarter-to-date and year-to-date bases was primarily due to a higher weighted-average outstanding balance for our borrowings under our revolving credit facility.

Income Taxes
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income tax expense	$2,835	$8,999	$12,683	$29,371
Effective tax rate	16.0%	26.4%	20.5%	25.7%
Our effective income tax rate was 16.0% and 26.4% for the three months ended September 30, 2022 and 2021, respectively. The decrease from the third quarter of 2021 was primarily due to the beneficial impact of a decrease in current quarter accruals of reserves for uncertain tax positions. Our effective income tax rate was 20.5% and 25.7% for the nine months ended September 30, 2022 and 2021, respectively. The decrease from the first nine months of 2021 was primarily due to the decrease in the current quarter accruals of reserves of unrecognized tax benefits.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$130,608	$134,991	$404,926	$407,309
Operating income	$2,263	$13,945	$12,342	$47,082
AES net sales decreased by 3.2% in the third quarter of 2022 compared to the third quarter of 2021. The decrease in net sales over the third quarter of 2021 was primarily driven by lower net sales in the clean energy, wireless infrastructure, aerospace and defense and ADAS markets, partially offset by higher net sales in the EV/HEV market. Net sales were unfavorably impacted by foreign currency fluctuations of $8.0 million, or 5.9%, due to the depreciation in value of the euro relative to the U.S. dollar.
AES net sales decreased by 0.6% in the first nine months of 2022 compared to the first nine months of 2021. The decrease in net sales over the first nine months of 2021 was primarily driven by lower net sales in the wireless infrastructure, aerospace and defense, ADAS and clean energy markets, partially offset by higher net sales in the EV/HEV market. Net sales were unfavorably impacted by foreign currency fluctuations of $16.3 million, or 4.0%, due to the depreciation in value of the euro relative to the U.S. dollar.
Operating income decreased by 83.8% in the third quarter of 2022 from the third quarter of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations driven by costs incurred related to the terminated DuPont merger. The decrease in operating income was also due to higher fixed overhead expenses, unfavorable absorption of fixed overhead expenses, higher freight, duties and tariffs expenses, unfavorable productivity performance, unfavorable product mix and lower volume. This was partially offset by the favorable impacts of commercial actions taken. As a percentage of net sales, operating income in the third quarter of 2022 was 1.7%, an approximately 860 basis point decrease as compared to the 10.3% reported in the third quarter of 2021.
Operating income decreased by 73.8% in the first nine months of 2022 from the first nine months of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations driven by costs incurred related to the terminated DuPont merger. The decrease in operating income was also due to higher fixed overhead expenses, unfavorable yield performance, higher freight, duties and tariffs expenses, unfavorable product mix, unfavorable absorption of fixed overhead costs and lower volume. This was partially offset by the favorable impacts of commercial actions taken and a lower inventory reserves provision. As a percentage of net sales, operating income in the first nine months of 2022 was 3.0%, an approximately 860 basis point decrease as compared to the 11.6% reported in the first nine months of 2021.
The continuation of the global semiconductor chip shortage and its impact on our customers’ ability to continue to manufacture has negatively impacted our net sales, particularly in the ADAS market segment. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in the first nine months of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, have impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.
Elastomeric Material Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$110,983	$97,951	$326,313	$279,131
Operating income	$14,322	$18,104	$43,920	$53,818
EMS net sales increased by 13.3% in the third quarter of 2022 compared to the third quarter of 2021. The increase in net sales over the third quarter of 2021 was primarily driven by $9.8 million in net sales, or 10.0%, reflecting the impact from our acquisition of Silicone Engineering, as well as higher net sales in the general industrial market. Net sales were unfavorably impacted by foreign currency fluctuations of $3.7 million, or 3.7%, due to the depreciation in value of the euro, British pound and Chinese renminbi relative to the U.S. dollar.
EMS net sales increased by 16.9% in the first nine months of 2022 compared to the first nine months of 2021. The increase in net sales over the first nine months of 2021 was primarily driven by $32.0 million in net sales, or 11.5%, reflecting the impact from our acquisition of Silicone Engineering, as well as higher net sales in the general industrial and EV/HEV markets, partially offset by lower net sales in the portable electronics market. Net sales were unfavorably impacted by foreign currency fluctuations of $6.2 million, or 2.2%, due to the depreciation in value of the euro, British pound and Chinese renminbi relative to the U.S. dollar.
Operating income decreased by 20.9% in the third quarter of 2022 from the third quarter of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations driven by costs incurred related to the terminated DuPont merger. The decrease in operating income was also due to higher fixed overhead expenses, unfavorable yield performance, higher freight, duties and tariffs expenses, unfavorable productivity performance and a higher inventory reserves provision. This was partially offset by the favorable impacts of commercial actions taken and higher volume and favorable absorption of fixed overhead costs, in addition to a $2.0 million favorable change in charges/benefits related to the UTIS fire. As a percentage of net sales, operating income in the third quarter of 2022 was 12.9%, an approximately 560 basis point decrease as compared to the 18.5% reported in the third quarter of 2021.
Operating income decreased by 18.4% in the first nine months of 2022 from the first nine months of 2021. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations driven by costs incurred related to the terminated DuPont merger. The decrease in operating income was also due to higher fixed overhead expenses, unfavorable yield performance, higher freight, duties and tariffs expenses, unfavorable productivity performance and a higher inventory reserves provision. This was partially offset by the favorable impacts of commercial actions taken, higher volume and favorable absorption of fixed overhead costs, in addition to a $7.0 million favorable change in charges/benefits related to the UTIS fire. As a percentage of net sales, operating income in the first nine months of 2022 was 13.5%, an approximately 580 basis point decrease as compared to the 19.3% reported in the first nine months of 2021.
Supply constraints on raw material and labor availability moderated production levels, creating operational inefficiencies, which negatively impacted our gross margin. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in the first nine months of 2022. Additionally, the impacts of the war in Ukraine, including sanctions and export controls, have impacted the production efforts of suppliers for certain raw materials, both to us and our customers, which could potentially have an impact on our net sales, as well as our gross margin. The global supply chain disruptions experienced in 2022 to-date and their impacts to our net sales and gross margin are expected to continue further into 2022.

Other

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$5,640	$5,321	$16,228	$15,994
Operating income	$1,891	$1,750	$5,501	$5,837
Net sales in this segment increased by 6.0% in the third quarter of 2022 from the third quarter of 2021. The increase in net sales over the third quarter of 2021 was primarily driven by higher net sales in the general industrial market.
Net sales in this segment increased by 1.5% in the first nine months of 2022 from the first nine months of 2021. The increase in net sales over the first nine months of 2021 was primarily driven by higher net sales in the general industrial market.
Operating income increased 8.1% in the third quarter of 2022 compared to the third quarter of 2021. The increase in operating income was primarily driven by favorable productivity performance, favorable yield performance and higher volume, partially offset by unfavorable absorption of fixed overhead costs and unfavorable product mix.
Operating income decreased 5.8% in the first nine months of 2022 compared to the first nine months of 2021. The decrease in operating income was primarily driven by unfavorable product mix and unfavorable absorption of fixed overhead costs, partially offset by favorable productivity performance, favorable yield performance and higher volume.
As a percentage of net sales, operating income in the third quarter of 2022 was 33.5%, a 60 basis point increase as compared to 32.9% in the third quarter of 2021. As a percentage of net sales, operating income in the first nine months of 2022 was 33.9%, a 260 basis point decrease as compared to the 36.5% reported in the first nine months of 2021.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	September 30, 2022	December 31, 2021
United States	$117,338	$76,621
Europe	34,178	56,034
Asia	84,945	99,641
Total cash and cash equivalents	$236,461	$232,296
Approximately $119.1 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of September 30, 2022. We did not make any changes in the nine months ended September 30, 2022 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Key Financial Position Accounts:
Cash and cash equivalents	$236,461	$232,296
Accounts receivable, net	$162,929	$163,092
Inventories	$173,610	$133,384
Borrowings under revolving credit facility	$290,000	$190,000
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2021 to September 30, 2022 were as follows:
•Accounts receivable, net decreased 0.1% to $162.9 million as of September 30, 2022 from $163.1 million as of December 31, 2021. The decrease from year-end was primarily due to the receipt or settlement of $6.3 million in recognized UTIS fire insurance receivables and a $3.8 million decrease in our income taxes receivable, partially offset by an increase in days sales outstanding, higher net sales at the end of the third quarter of 2022 compared to at the end of 2021.

•Inventories increased 30.2% to $173.6 million as of September 30, 2022, from $133.4 million as of December 31, 2021, primarily driven by raw material cost increases as well as the ramp up of raw material purchases and production efforts to meet anticipated demand.
•Borrowings under revolving credit facility were $290.0 million as of September 30, 2022 from $190.0 million as of December 31, 2021. This was as a result of $100.0 million of borrowings under our revolving credit facility during the first nine months of 2022. For additional information regarding this facility and the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021
Key Cash Flow Measures:
Net cash provided by operating activities	$1,834	$106,115
Net cash used in investing activities	$(81,048)	$(42,697)
Net cash provided by (used in) financing activities	$89,997	$(30,844)
As of September 30, 2022, cash and cash equivalents were $236.5 million as compared to $232.3 million as of December 31, 2021, an increase of $4.2 million, or 1.8%. This increase was primarily due to $100.0 million in borrowings under our revolving credit facility, partially offset by $87.0 million in capital expenditures and $10.8 million in tax payments related to net share settlement of equity awards.
Following the end of the third quarter, on November 1, 2022, the Company received from DuPont a notice of termination of the merger agreement, and pursuant to the terms of the merger agreement, the Company received a regulatory termination fee from DuPont in the amount of $162.5 million.
In 2022, we expect capital spending to be in the range of approximately $120.0 million to $130.0 million. We plan to fund our capital spending in 2022 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2022.
Contingencies
During the third quarter of 2022, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the third quarter of 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2022. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2022. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and September 30, 2021, (iii) Condensed Consolidated Statements of Financial Position as of September 30, 2022 and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: November 8, 2022