Form 10-K
period 2022-12-31
ROGERS CORP
filed 2023-03-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,882,986,050. Rogers has no non-voting common equity. The number of shares outstanding of common stock as of February 24, 2023 was 18,606,748.

ROGERS CORPORATION
FORM 10-K

December 31, 2022

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
•disruptions in, or breaches of, our information technology systems; and
•our terminated merger with DuPont de Nemours, Inc. (DuPont), which may cause us to incur substantial costs that may adversely affect our financial results and operations and the market price of our capital stock, including as a result of litigation.
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
Our growth and profitability strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. Our priorities in executing this strategy are focused on driving near-term improvements to profitability and improving the growth outlook for the Company over the next several years by further strengthening our focus on commercial activities, expanding capacity to meet customer demand and driving innovation.
As a market-driven organization, we are focused on capitalizing on growth opportunities in the increasing electrification of vehicles, including electric and hybrid electric vehicles (EV/HEV), and increasing use of advanced driver assistance systems (ADAS) in the automotive industry, the advancement of communication systems in aerospace and defense and the growth of 5G smartphones in the portable electronics industry. In addition to our focus on these markets, we sell into a variety of other markets including general industrial, clean energy, wireless infrastructure and mass transit.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on factors for success as a manufacturer of engineered materials and components: performance, reliability, technical service capabilities, cost, efficiency, innovation and technology. Through this strategy we expect to be able to drive further commercial wins, which provide the potential for higher growth in the future. We have also expanded our capabilities through organic investment and acquisitions and strive to ensure high quality solutions for our customers.
Our operational excellence efforts are focused on driving significant near-term improvement in our profitability. These efforts include focusing on adding strategic new hires and improving processes and tools to achieve better performance. We have also taken specific cost improvement actions in the fourth quarter of 2022 and first quarter of 2023 that will benefit subsequent quarters. These actions include optimizing our manufacturing footprint, divesting non-core product lines and reduction to manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
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
If we are able to successfully execute on our strategy, we see an opportunity to return to historical levels of profitability and accelerate revenue growth, relative to 2022, over the next several years, led by organic growth and complemented by targeted acquisitions. This outlook is supported by our participation in a number of fast-growing markets and by our strong competitive positions in these markets. The fastest growing market opportunity is expected to be EV/HEV where third-party analysis projects that the market will grow at compound annual growth rate of more than 25% over the next several years. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. In each of these areas we have secured a number of design wins and have a strong pipeline, which provides confidence in our growth outlook. Other markets with a strong growth trajectory include ADAS, aerospace and defense, clean energy and portable electronics. Each of these markets is expected to contribute to our growth strategy.
Terminated Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provided for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger agreement provided both Rogers Corporation and DuPont with a right to terminate the merger agreement if the merger had not closed on or before November 1, 2022. Consummation of the merger was subject to various customary closing conditions, including regulatory approval by the State Administration for Market Regulation of China (SAMR). As of November 1, 2022, the parties had not received regulatory approval from SAMR. On November 1, 2022, the Company received from DuPont a notice of termination of the merger agreement. Pursuant to the terms of the merger agreement, the Company received a regulatory termination fee from DuPont in the amount of $162.5 million, before taxes, and incurred a transaction-related fee of $20.4 million.
COVID-19 Update
The global COVID-19 pandemic has affected and continues to affect Rogers’ business, operations and demand from customers with the emergence and spread of new variants of the virus. In response to the outbreak, Rogers prioritized the safety and well-being of its employees—including incentivizing vaccinations, implementing social distancing initiatives in its facilities, providing remote working arrangements for certain employees, expanding personal protective equipment usage, enhancing plant hygiene processes and extending employee benefits, while at the same time taking actions to preserve business continuity. Our non-manufacturing employees transitioned seamlessly to remote working arrangements and are effectively collaborating both internally and with our customers. Surges in COVID-19 cases in China resulted in lockdowns as well as various restrictions. These measures have not disrupted our manufacturing efforts, however, they are causing logistics challenges. Even since China ended its zero COVID policy in late 2022, although a significant percentage of our employees in Suzhou, China were diagnosed with COVID, our manufacturing was not materially disrupted and to date we have received no reports of permanent disability or death among our employees. We expect that the COVID-19 pandemic will have a continuing but uncertain impact on our business and operations in the short- and medium-term.
Operating Segments
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, wireless infrastructure (i.e., power amplifiers, antennas and small cells), automotive (i.e., ADAS), telematics and thermal solutions, aerospace and defense (i.e., antenna systems, communication systems and phased array radar systems), mass transit, clean energy (i.e., variable frequency drives, renewable energy), connected devices (i.e., mobile internet devices and thermal solutions) and wired infrastructure (i.e., computing and internet protocol (IP) infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs). Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, 92ML™, IsoClad® Series, MAGTREX®, XTremeSpeed™ RO1200™ Laminates, IM Series™, 2929 Bondply, SpeedWave® Prepreg, RO4400™/RO4400T™ Series and Radix™. As of December 31, 2022, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Evergem, Belgium; Budapest, Hungary; and Suzhou, China.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation and printing markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, XRD®, Silicone Engineering and R/bak®.
As of December 31, 2022, our EMS operating segment had manufacturing and administrative facilities in Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Evergem, Belgium; Blackburn, England; Siheung, South Korea; and Suzhou, China. We also own 50% of two unconsolidated joint ventures: (1) Rogers Inoac Corporation (RIC), a joint venture established in Japan to design, develop, manufacture and sell PORON® products predominantly for the Japanese market and (2) Rogers INOAC Suzhou Corporation (RIS), a joint venture established in China to design, develop, manufacture and sell PORON® products primarily for RIC customers in various Asian countries. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.
Other
Our Other operating segment consists of elastomer components for applications in the general industrial market, as well as elastomer floats for level sensing in fuel tanks, motors, and storage tanks applications in the general industrial and automotive markets. We sell our elastomer components under our ENDUR® trade name and our floats under our NITROPHYL® trade name.
Sales and Competition
We sell our materials and components primarily through direct sales channels positioned near major concentrations of our customers in North America, Europe and Asia. We sold to approximately 3,500 customers worldwide in 2022, primarily OEMs and component suppliers. No individual customer represented more than 10% of our total net sales for 2022; however, there are concentrations of OEM customers in our AES operating segment (semiconductor and automotive manufacturers). Although the loss of any one of our larger customers would require a period of adjustment, during which the results of operations could be materially adversely impacted, we believe that such events could be successfully mitigated over a period of time due to the diversity of our customer base.
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
Research and Development
We have a history of innovation, and innovation leadership is a key component of our overall business strategy. The markets we serve are typically characterized by rapid technological changes and advances. Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products, which is primarily driven by efforts in R&D. We are focused on identifying technologies and innovations related to both our current product portfolio as well as initiatives targeted at further diversifying and growing our business. As part of this technology commitment, we have a Rogers Innovation Center co-located at Northeastern University in Burlington, Massachusetts, as well as Rogers Innovation Centers at our facilities in Chandler, Arizona; Eschenbach, Germany; and Suzhou, China. Our Innovation Centers focus on early stages of technical and commercial development of new high-tech materials solutions in an effort to align with market direction and needs.
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
Manufacturing and Raw Materials
The key raw materials used in our business are as follows: for our AES operating segment, copper, polymer, polytetraflouroethylene, fiberglass materials and ceramic and brazing paste materials, including silver; and for our EMS operating segment, polyol, isocyanates, polytetraflouroethylene, ultra-high molecular weight polyethylene materials and silicone materials.
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
Human Capital Management
The Company’s continuing success derives from our talented and dedicated employees globally, who are responsible for the innovation, operations and ethics foundational to our business and its future. In 2022, our employees navigated the challenges from COVID-19, and, with an overarching commitment to health and safety, maintained a steady flow of materials for our customers, including for critical infrastructure and health applications.
As of December 31, 2022, we employed approximately 3,800 people, of whom approximately 1,350 were employed in the U.S., 1,300 in Europe and 1,100 in China. Approximately 400 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements and approximately 800 of our European employees are covered by work council arrangements.
Our approach to human capital management is based on our culture of respect, which is built on the ethical foundation of our Code of Business Ethics and our commitment to making choices that are based on what is ethically sound and not just what is easy or expedient. Additionally, we connect our day-to-day work with our organizational objectives through our Cultural Behaviors: Live Safely, Trust, Just Decide, Speak Openly, Simply Improve, Innovate and Deliver Results. Management’s principal objectives, with oversight from our Board of Directors, are Health and Safety, Employee Experience and Diversity, Equity and Inclusion.
Health and Safety
Promoting the health and safety of our employees is one of our most important objectives. We strive to minimize lost workdays and recordable incidents. To promote awareness and accountability, safety performance data is shared throughout the company and executive compensation includes safety performance factors.
As part of our efforts to promote employee safety related to COVID-19, we have taken a structured approach to control potential onsite exposures. We have global, regional and site-specific pandemic steering committees ensuring that policies and procedures are developed and implemented in accordance with recommendations put forth by the recognized health authorities in each part of the world in which we operate. All policy recommendations, new or changed, are reviewed and approved by our executive leadership team, ensuring timely communication to our employees prior to implementation.
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
Diversity, Equity and Inclusion
We continue to advance efforts to improve diversity, equity and inclusion within the Company, focusing on attracting and maintaining diverse talent within the organization and promoting awareness and acceptance globally. We believe that our diversity, equity and inclusion will make the Company a more desirable workplace and will lead to improved business performance.

Information About Our Executive Officers
Our executive officers as of March 1, 2023 were as follows:

Name	Age	Present Position	Year Appointed to Present Position	Other Relevant Positions Held
R. Colin Gouveia	59	President and Chief Executive Officer, Director, Principal Executive Officer	2022	Senior Vice President and General Manager of Elastomeric Material Solutions June 2019 to December 2022;Vice President and General Manager, Eastman Chemical Co., from December 2014 to June 2019.
Ramakumar Mayampurath	58	Senior Vice President and Chief Financial Officer, Principal Financial Officer	2021	Vice President, Corporate Finance from December 2020 to May 2021; Vice President, Business Transformation from March 2020 to December 2020; Vice President, Financial Planning and Analysis from November 2014 to December 2020
Brian Larabee	56	Vice President and General Manager of Elastomeric Material Solutions	2022	Senior Director, Product Management from February 2021 to December 2022; Director, EMS New Product and Business Development from November 2016 to February 2021.
Larry Schmid	61	Senior Vice President, Global Operations and Supply Chain	2023	President, Pilko & Associates, from 2020 to 2023; Global Manufacturing & Engineering Operations Director, The Dow Chemical Company, Performance Materials & Coatings, from 2018 to 2019; Global Operations Director, The Dow Chemical Company, Dow Performance Silicones, from 2016 to 2018.
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
The COVID-19 pandemic continues to have global impacts and has resulted in governmental authorities implementing numerous responsive measures, such as travel bans and other restrictions, including quarantines, shelter-in-place and stay-home orders, transportation disruptions, closures and shutdowns. We maintain significant manufacturing and administrative operations in the U.S., China, Germany, Belgium, England, South Korea and Hungary, and each of these countries has been significantly affected by the outbreak and taken measures to try to contain it and to distribute vaccines as they are approved. In particular, the recent end to ‘zero COVID’ policies in China may have unpredictable impacts on our operations, suppliers, and customers. In recent months, a significant percentage of our employees in Suzhou, China were diagnosed with COVID, but to-date we have received no reports of permanent disability or death among our employees. We have also modified our business practices in an effort to ensure business continuity while promoting continued employee health and well-being. Collectively, these measures have impacted and are likely to continue to impact our workforce and operations. In addition, the outbreak and associated responsive measures have resulted in significant disruption of the global economy, including increased volatility in financial markets, supply chains and demand for certain goods and services, as well as significant intervention and stimulus measures by governments.
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
We derived approximately 32% and 15% of our net sales for the year ended December 31, 2022 from sales relating to the key market growth drivers of advanced mobility and advanced connectivity, respectively. These growth drivers are served by our direct and indirect customers in a variety of markets, including automotive (i.e., ADAS) and EV/HEV, wireless infrastructure and portable electronics. These growth drivers, as well as specific market and industry trends within them, may be volatile, cyclical and sensitive to a variety of factors, including general economic conditions (including higher inflation and interest rates), demand disruptions (including third-party component availability at our customers), technology disruptions, consumer preferences and political priorities. Adverse or cyclical changes to and within these growth drivers, such as delays in adoption or implementation of new technologies, has resulted in, and may continue to result in, reduced demand for certain of our products, production overcapacity, increased inventory levels and related risks of obsolescence, as well as price erosion, ultimately leading to a decline in our operating results. Acceleration within these growth drivers and corresponding rapid increases in demand for certain products may also require us to make significant capital investments or acquisitions in facilities and information systems and significantly increase our personnel in order to increase production levels and to maintain customer relationships and market positions. However, we may not be able to increase our production levels with sufficient speed or efficiency to capitalize on such increases in demand.
We have extensive international operations, and events and circumstances that have general international consequence or specific impact in the countries in which we operate may materially adversely affect our business.
For the year ended December 31, 2022, approximately 69% of our net sales resulted from sales in foreign markets, with approximately 40% and 27% of such net sales occurring in Asia and Europe, respectively. We expect our net sales in foreign markets to continue to represent a substantial majority of our consolidated net sales. We maintain significant manufacturing and administrative operations in China, Germany, Belgium, England, South Korea and Hungary, and approximately 63% of our employees were located outside the U.S. as of December 31, 2022. Risks related to our extensive international operations include the following:

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
The increased trade conflicts between the U.S. and its major trading partners, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, could adversely impact our business. In particular, we have experienced and expect that we may in the future experience impacts on our business due to the increase in trade conflicts between the U.S. and China. The May 2019 U.S. Department of Commerce addition of Huawei Technologies Co., Ltd. (Huawei) to its “entity list,” and subsequently implemented Foreign Direct Products Rules, limited the ability of U.S. and foreign companies to export products and license technologies to Huawei. Such export controls, as well as retaliatory controls and tariffs that China has imposed and which remain in place to a certain extent under the Phase 1 agreement reached between the U.S. and China on January 15, 2020, could continue to restrict our ability to do business with Chinese customers. Further U.S. government actions to protect domestic economic and security interests could lead to further restrictions. China continues to be a fast-developing market and an area of potential growth for us. Sales to customers located in China and the Asia Pacific region have typically accounted for nearly half of our total sales and a substantial majority of our overall sales to customers located outside the U.S. In addition, certain of the end products created in China that incorporate our products are ultimately sold outside of the Asia Pacific region. We expect that revenue from these sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material component of our total revenue. Therefore, any financial crisis, trade war or dispute or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our business, results of operations and financial position.
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
As a manufacturer and supplier of engineered materials and components, our business depends upon our ability to innovate and sell our materials and components for inclusion in other products that are developed, manufactured and sold by our customers. We strive to differentiate our products and secure long-term demand through our engagement with our customers to design in our materials and components as part of their product development processes. The value of any design-in largely depends upon the decision of our customers to manufacture their products or systems in sufficient production quantities, the commercial success of the end product and the extent to which the design of our customers’ products or systems could accommodate substitution of competitor products. A consistent failure to introduce new products in a timely manner, achieve design wins or achieve market acceptance on commercially reasonable terms could materially adversely affect our business, results of operations and financial position. The introduction of new products presents particularly significant business challenges in our business because product development commitments and expenditures must be made well in advance of product sales.
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
Moreover, as OEMs, particularly in the electronics and automotive markets, seek cost reductions from their supply chains, our customers may make greater demands on us with regard to pricing and other contractual terms. This may adversely affect our gross margins on certain products or exacerbate competition that we face which could ultimately result in lower potential sales.
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
We depend upon the continued services and performance of key executives, senior management and skilled technical personnel, particularly our sales engineers and other professionals with significant experience in the key industries we serve. Competition for these personnel from other companies, academic institutions and government entities is intense, and our expected growth and future success will depend, in large part, upon our ability to attract and retain these individuals. In addition, we have recently appointed a new Chief Executive Officer and have undergone other management changes as we execute on our growth strategy as a standalone company. Our continued performance will depend in part on the success of our new leadership.
If we suffer loss or disruption to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our business could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss or disruption due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters or events. If any of these facilities, supply chains or systems were to experience a catastrophic loss or disruption, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. For instance, the COVID-19 pandemic and related quarantines and work and travel restrictions have disrupted, and may continue to disrupt, production of and demand for certain of our products. Additionally, there was a fire at our UTIS manufacturing facility in Ansan, South Korea in early February 2021, which resulted in extensive damage to the manufacturing site. Commercial operations resumed in late 2021, with the launch of a replacement production line at one of our Suzhou, China facilities, and commercial production at our new location in Siheung, South Korea commenced in late-January 2023. The extent to which these events will continue to affect our results of operations and financial position remains uncertain. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses or disruptions.
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
Our credit agreement historically permitted us to borrow euro-currency loans that bear interest based on the London interbank offered rate (LIBOR), plus a specified spread. As announced in March 2021 by the United Kingdom’s Financial Conduct Authority (FCA) and LIBOR’s administrator, the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities ceased immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. Certain LIBOR borrowings may now be unavailable. Rogers Corporation and JPMorgan Chase Bank, N.A. entered into an amendment to our credit agreement that provides for a new benchmark interest rate to replace the discontinued LIBOR reference rates as necessary. There is a risk that this new reference rate may be higher than our projected future LIBOR interest rates, thereby causing the cost of our borrowings to increase.
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
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products. Some of these laws in the U.S. include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, Toxic Substances Control Act, and similar state statutes and regulations. In the European Union (EU), we are subject to the EU regulations (and their related national implementing legislation) including the Registration, Evaluation, Authorization and Restriction of Chemicals, the Regulation on the Classification, Labelling and Packaging of Substances and Mixtures and the Industrial Emissions Directive. Compliance with these laws and regulations could require us to incur substantial expenses, including in connection with the acquisition of new equipment. Any failure to comply with present or future environmental laws, rules and regulations could result in criminal and civil liabilities, fines, suspension of production or cessation of certain operations, any of which could have a material adverse effect on our business, results of operations and financial position. For example, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on potential contamination resulting from the use of so-called “forever chemicals,” most notably per- and polyfluoroalkyl, substances (PFAS). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including in some of our engineered materials and components. In 2021, the Biden Administration announced a multi-agency plan to address PFAS contamination and the U.S. Environmental Protection Agency released its PFAS Strategic Roadmap, which identified a comprehensive approach to addressing PFAS. We may incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate various general offices and manufacturing facilities throughout the U.S., Europe and Asia. The following table provides certain information about the material general offices and manufacturing facilities used by our operating segments:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned	Operating Segment
United States
Chandler, Arizona	147,000	Manufacturing	Owned	AES
Chandler, Arizona	105,100	Manufacturing	Owned	AES
Chandler, Arizona	75,000	Administrative Offices	Owned	All
Chandler, Arizona	17,000	Warehouse	Leased through 3/2026	AES
Rogers, Connecticut	388,100	Manufacturing / Administrative Offices	Owned	All
Woodstock, Connecticut	150,600	Manufacturing	Owned	EMS
Carol Stream, Illinois	216,600	Manufacturing	Owned	EMS
Bear, Delaware	125,000	Manufacturing / Administrative Offices	Owned	All
Narragansett, Rhode Island	84,600	Manufacturing	Owned	EMS
Burlington, Massachusetts	6,000	R&D Lab / Administrative Offices	Leased through 2/2024	All
Europe
Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Owned	AES
Eschenbach, Germany	13,000	Warehouse / Administrative Offices	Leased through 12/2024	AES
Eschenbach, Germany	24,100	Warehouse / Administrative Offices	Leased through 8/2023	AES
Evergem, Belgium	116,500	Manufacturing / Administrative Offices	Owned	All
Evergem, Belgium	88,200	Warehouse / Administrative Offices	Leased through 6/2027	AES
Ghent, Belgium	56,700	Warehouse	Leased through 3/2024	All
Budapest, Hungary	46,800	Manufacturing	Leased through 2/2027	AES
Blackburn, England	58,000	Manufacturing / Warehouse /Administrative Offices	Owned	EMS
Blackburn, England	9,000	Warehouse	Leased through 8/2029	EMS
Asia
Suzhou, China	821,000	Manufacturing / Administrative Offices	Owned	All
Suzhou, China	77,000	Manufacturing / Administrative Offices	Leased through 12/2031	EMS
Suzhou, China	75,000	Manufacturing / Administrative Offices	Leased through 1/2033	EMS
Siheung, South Korea	17,500	Manufacturing / Administrative Offices	Leased though 2/2025	EMS
Item 3. Legal Proceedings
Asbestos Products Litigation
We, like many other industrial companies, have been named as a defendant in a number of lawsuits filed in courts across the country by persons alleging personal injury from exposure to products containing asbestos. We were a defendant in 537 asbestos-related product liability cases as of December 31, 2022, compared to 543 cases as of December 31, 2021, with the change reflecting new cases, dismissals, settlements and other dispositions. We have never mined, milled, manufactured or marketed asbestos; rather, we made and provided to industrial users a limited number of products that contained encapsulated asbestos, but we stopped manufacturing these products in the late 1980s. In virtually all of the cases against us, the plaintiffs are seeking unspecified damages above a jurisdictional minimum against multiple defendants who may have manufactured, sold or used asbestos-containing products to which the plaintiffs were allegedly exposed and from which they purportedly suffered injury. Most of these cases are being litigated in Maryland, Illinois, Missouri and New York; however, we are also defending cases in other states. We intend to vigorously defend these cases, primarily on the basis of the plaintiffs’ inability to establish compensable loss as a result of exposure to our products. As of December 31, 2022, the estimated liability and estimated insurance recovery for all current and future indemnity and defense costs projected through 2064 was $65.0 million and $59.8 million, respectively.
The indemnity and defense costs of our asbestos-related product liability litigation to date have been substantially covered by insurance. As of December 31, 2022, our consolidated statements of financial position include a $5.2 million net accrual of estimated asbestos-related expenses that exceed asbestos-related insurance coverage for all current and future indemnity and defense costs projected through 2064. For additional information regarding our asbestos-related product liability litigation, refer to “Note 12 – Commitments and Contingencies” to “Item 8. Financial Statements and Supplementary Data.”
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
Our capital stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 24, 2023, we had 282 shareholders of record.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Rogers Corporation, the S&P Industrials Index
and the S&P Small Cap 600 Electronic Equipment, Instruments & Components Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Rogers Corporation
S&P Industrials
S&P Small Cap 600 Electronic Equipment, Instruments & Components

Issuer Purchases of Equity Securities
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date and may be suspended or discontinued at any time without notice. In 2022, we made $25.0 million of share repurchases using cash from operations and cash on hand. There were no share repurchases in 2021 or 2020. As of December 31, 2022, $24.0 million remained available to purchase under the Program. For additional information regarding share repurchases, refer to “Note 8 – Capital Stock and Equity Compensation” to “Item 8. Financial Statements and Supplementary Data.”

(Dollars in thousands, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2022 to October 31, 2022	—	$—	—	$49,014
November 1, 2022 to November 30, 2022	140,501	$103.45	140,501	$34,480
December 1, 2022 to December 31, 2022	97,305	$107.55	97,305	$24,015
We did not repurchase any shares in the months prior to November 2022.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Position
The following discussion and analysis of our results of operations and financial position should be read together with our consolidated financial statements and accompanying notes, which are contained in “Item 8. Financial Statements and Supplementary Data.”
The discussion of the comparison of our 2021 and 2020 results was previously disclosed within the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2022, and has been omitted from this section pursuant to Instruction 1 to Item 303(b) of Regulation S-K.
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
Our growth and profitability strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. Our priorities in executing this strategy are focused on driving near-term improvements to profitability and improving the growth outlook for the Company over the next several years by further strengthening our focus on commercial activities, expanding capacity to meet customer demand and driving innovation.
As a market-driven organization, we are focused on capitalizing on growth opportunities in the increasing electrification of vehicles, including electric and hybrid electric vehicles (EV/HEV), and increasing use of advanced driver assistance systems (ADAS) in the automotive industry, the advancement of communication systems in aerospace and defense and the growth of 5G smartphones in the portable electronics industry. In addition to our focus on these markets, we sell into a variety of other markets including general industrial, clean energy, wireless infrastructure and mass transit.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on factors for success as a manufacturer of engineered materials and components: performance, reliability, technical service capabilities, cost, efficiency, innovation and technology. Through this strategy we expect to be able to drive further commercial wins, which provide the potential for higher growth in the future. We have also expanded our capabilities through organic investment and acquisitions and strive to ensure high quality solutions for our customers.
Our operational excellence efforts are focused on driving significant near-term improvement in our profitability. These efforts include focusing on adding strategic new hires and improving processes and tools to achieve better performance. We have also taken specific cost improvement actions in the fourth quarter of 2022 and first quarter of 2023 that will benefit subsequent quarters. These actions include optimizing our manufacturing footprint, divesting non-core product lines and reduction to manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
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
If we are able to successfully execute on our strategy, we see an opportunity to return to historical levels of profitability and accelerate revenue growth, relative to 2022, over the next several years, led by organic growth and complemented by targeted acquisitions. This outlook is supported by our participation in a number of fast-growing markets and by our strong competitive positions in these markets. The fastest growing market opportunity is expected to be EV/HEV where third-party analysis projects that the market will grow at compound annual growth rate of more than 25% over the next several years. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. In each of these areas we have secured a number of design wins and have a strong pipeline, which provides confidence in our growth outlook. Other markets with a strong growth trajectory include ADAS, aerospace and defense, clean energy and portable electronics. Each of these markets is expected to contribute to our growth strategy.

Terminated Merger with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provided for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger agreement provided both Rogers Corporation and DuPont with a right to terminate the merger agreement if the merger had not closed on or before November 1, 2022. Consummation of the merger was subject to various customary closing conditions, including regulatory approval by the State Administration for Market Regulation of China (SAMR). As of November 1, 2022, the parties had not received regulatory approval from SAMR. On November 1, 2022, the Company received from DuPont a notice of termination for the merger agreement. Pursuant to the terms of the merger agreement, the Company received a regulatory termination fee from DuPont in the amount of $162.5 million, before taxes, and incurred a transaction-related fee of $20.4 million.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In 2022 as compared to 2021, our net sales increased by 4.1% to $971.2 million, our gross margin decreased 430 basis points to 33.1% from 37.4%, and operating income as a percentage of net sales increased 230 basis points to 14.9% from 12.6%.
•With respect to other operating (income) expense, net, we recognized income of $144.0 million and expense of $5.3 million in 2022 and 2021, respectively, primarily related to the financial impacts from the regulatory termination fee net of a transaction-related fee, as well as the impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea.
•We recognized $1.5 million and $3.1 million of restructuring charges in 2022 and 2021, respectively, related to the manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment.
•We recognized $65.1 million of impairment charges in 2022, primarily related to certain AES operating segment equipment-in-process and certain EMS operating segment intangibles and fixed assets in the U.S.
•We incurred $21.7 million of expenses related to the terminated merger with DuPont, mainly associated with retention awards, a discretionary RESIP contribution and professional services expenses in 2022.
•We borrowed $100.0 million on the revolver to fund our operations, and made a $75.0 million repayment at the end of 2022.
•On February 16, 2023, we announced a reduction in force plan of our global workforce that is expected to be completed in the first half of 2023. The plan is expected to significantly reduce our manufacturing costs and operating expenses, and are being done in conjunction with other previously announced cost reduction initiatives. We estimate that we will incur approximately $10 million to $13 million in pre-tax restructuring charges related to this plan, all of which are expected to be in the form of cash-based expenditures and substantially all of which are expected to be related to employee severance and other termination benefits.
•On February 17, 2023 we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business for a net purchase price of $1.8 million. The business disposition is scheduled to be completed in early March.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	2022	2021
Net sales	100.0%	100.0%
Gross margin	33.1%	37.4%

Selling, general and administrative expenses	22.5%	20.6%
Research and development expenses	3.6%	3.2%
Restructuring and impairment charges	6.9%	0.4%
Other operating (income) expense, net	(14.8)%	0.6%
Operating income	14.9%	12.6%

Equity income in unconsolidated joint ventures	0.5%	0.7%
Pension settlement charges	—%	(0.1)%
Other income (expense), net	0.1%	0.6%
Interest expense, net	(1.0)%	(0.3)%
Income before income tax expense	14.5%	13.5%
Income tax expense	2.5%	1.9%
Net income	12.0%	11.6%
Net Sales and Gross Margin

(Dollars in thousands)	2022	2021
Net sales	$971,171	$932,886
Gross margin	$321,015	$349,139
Percentage of net sales	33.1%	37.4%
Net sales increased by 4.1% in 2022 compared to 2021. Our AES and EMS operating segments had a net sales decrease of 0.8% and and a net sales increase of 11.1%, respectively. $32.0 million of the increase in net sales, or 3.4%, primarily reflects the impact of increased net sales from our Silicone Engineering subsidiary. The increase was further due to higher net sales in the EV/HEV and mass transit markets in our AES operating segment and higher net sales in the general industrial, mass transit and EV/HEV markets in our EMS operating segment, partially offset by lower net sales in the wireless infrastructure, aerospace and defense, ADAS and clean energy markets in our AES operating segment and lower net sales in portable electronics market in our EMS operating segment. Net sales was unfavorably impacted from foreign currency impacts of $36.9 million, or 4.0%, due to the depreciation in value of the euro, Chinese renminbi and British pound relative to the U.S. dollar.
Gross margin as a percentage of net sales decreased 430 basis points to 33.1% in 2022 compared to 37.4% in 2021. Gross margin in 2022 was impacted by unfavorable factory utilization, unfavorable yield performance, higher freight, duties and tariffs expenses and a higher inventory reserves provision in our AES and EMS operating segments, as well as lower volume in our AES operating segment and unfavorable changes in raw material costs in our EMS operating segment. This was partially offset by the favorable impacts of commercial actions taken in our AES and EMS operating segments, as well as favorable changes in raw material costs in our AES operating segment and higher volume in our EMS operating segment.
Supply constraints on raw material and labor availability moderated production levels, creating operational headwinds, which negatively impacted our gross margin. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in 2022.
Selling, General and Administrative Expenses

(Dollars in thousands)	2022	2021
Selling, general and administrative expenses	$218,828	$193,153
Percentage of net sales	22.5%	20.6%
Selling, general and administrative (SG&A) expenses increased 13.3% in 2022 from 2021, primarily due to an $11.2 million increase in professional services expenses, a $5.0 million increase in total compensation and benefits, a $2.5 million increase in software expenses, a $2.4 million increase in travel expenses and a $2.1 million increase in other intangible asset amortization expense.

The increase in total compensation and benefits was primarily due to an $8.6 million impact for retention awards issued in connection with the terminated DuPont merger, and a $6.5 million discretionary RESIP contribution, partially offset by lower incentive compensation expense. The increase in professional services expense is primarily due to $6.4 million of expenses incurred related to the terminated merger with DuPont and $0.8 million of expense incurred related to our acquisition of Silicone Engineering.
Research and Development Expenses

(Dollars in thousands)	2022	2021
Research and development expenses	$35,207	$29,904
Percentage of net sales	3.6%	3.2%
R&D expenses increased 17.7% in 2022 from 2021, primarily due to a $2.3 million increase in total compensation and benefits, a $2.0 million increase in laboratory expenses and a $0.4 million increase in travel expenses.
Restructuring and Impairment Charges and Other Operating (Income) Expense, Net

(Dollars in thousands)	2022	2021
Restructuring and impairment charges	$66,562	$3,570
Other operating (income) expense, net	$(144,014)	$5,330
We recognized $1.5 million and $3.1 million of restructuring charges 2022 and 2021, respectively, primarily related to the manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations.
We recognized $65.1 million and $0.5 million of impairment charges in 2022 and 2021, respectively. The impairment charges in 2022 were primarily related to certain AES operating segment equipment-in-process in the U.S. as well as certain EMS operating segment intangibles and fixed assets related to our high-performance engineered cellular elastomer business in the U.S.
For additional information, refer to “Note 15 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
With respect to other operating (income) expense, net, we recognized income of $144.0 million and expense of $5.3 million in 2022 and 2021, respectively, primarily related to the financial impacts from the regulatory termination fee net of a transaction-related fee, as well as the impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea.
Equity Income in Unconsolidated Joint Ventures

(Dollars in thousands)	2022	2021
Equity income in unconsolidated joint ventures	$4,437	$7,032
As of December 31, 2022, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 36.9% in 2022 from 2021 due to lower net sales for RIC and RIS and unfavorable productivity performance for RIC.
Pension Settlement Charges and Other Income (Expense), Net

(Dollars in thousands)	2022	2021
Pension settlement charges	$—	$(534)
Other income (expense), net	$1,058	$5,136
In 2021, we recorded $0.5 million of pre-tax settlement charges related to the termination of the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)).
Other income (expense), net decreased to $1.1 million of income in 2022 compared to $5.1 million of income in 2021. The decrease was due to unfavorable impacts from our copper derivative contracts and unfavorable impacts from our foreign currency transactions, partially offset by favorable impacts from our foreign currency derivatives.
Interest Expense, Net

(Dollars in thousands)	2022	2021
Interest expense, net	$(9,547)	$(2,536)
Interest expense, net, increased by $7.0 million in 2022 from 2021, primarily due to a higher weighted-average outstanding balance for our borrowings under our revolving credit facility.

Income Tax Expense

(Dollars in thousands)	2022	2021
Income tax expense	$23,751	$18,147
Effective tax rate	16.9%	14.4%
Our effective income tax rate for 2022 was 16.9% compared to 14.4% for 2021. The increase from 2021 was primarily due to the decrease in the current year benefit from the reversal of unrecognized tax benefits.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

(Dollars in thousands)	2022	2021
Net sales	$530,215	$534,429
Operating income	$77,163	$50,198
Our AES operating segment net sales decreased by 0.8% in 2022 compared to 2021. The decrease in net sales was primarily driven by lower net sales in the wireless infrastructure, aerospace and defense, ADAS, and clean energy markets, partially offset by higher net sales in the EV/HEV and mass transit markets. Net sales were unfavorably impacted from foreign currency fluctuations of $25.3 million, or 4.7%, due to the depreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
Operating income increased by 53.7% in 2022 from 2021. The increase in operating income was primarily due to favorable year-over-year changes in shared service operating expense allocations driven by the merger termination fee less costs incurred related to the terminated DuPont merger, partially offset by $41.5 million in restructuring and impairment charges. Additionally, operating income also increased due to commercial actions taken and favorable changes in raw material costs, partially offset by unfavorable factory utilization, lower volume, unfavorable yield performance, higher freight, duties and tariffs expenses and a higher inventory reserves provision. As a percentage of net sales, operating income in 2022 was 14.6%, an approximately 520 basis point increase as compared to 9.4% in 2021.
In 2022 and 2021, our AES operating segment recognized impairment charges of $40.5 million and $0.5 million, respectively, and recognized restructuring charges and related expenses of $1.1 million and $3.0 million, respectively. For additional information related to restructuring and impairment charges, refer to “Note 15 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
Supply constraints on raw material and labor availability moderated production levels, creating operational headwinds, which negatively impacted our gross margin. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in 2022.
Elastomeric Material Solutions

(Dollars in thousands)	2022	2021
Net sales	$420,006	$378,017
Operating income	$60,351	$60,051
Our EMS operating segment net sales increased by 11.1% in 2022 compared to 2021. The increase in net sales was primarily driven by $32.0 million in net sales, or 8.5%, reflecting the impact of increased net sales from our Silicone Engineering subsidiary, as well as higher net sales in the general industrial and EV/HEV, partially offset by lower net sales in the portable electronics market. Net sales were unfavorably impacted by foreign currency fluctuations of $11.2 million, or 3.0%, due to the depreciation in value of the British pound, euro and Chinese renminbi relative to the U.S. dollar.
Operating income increased by 0.5% in 2022 from 2021. The increase in operating income was primarily due to favorable year-over-year changes in shared service operating expense allocations driven by the merger termination fee less costs incurred related to the terminated DuPont merger, and an $8.6 million favorable change in charges/benefits related to the UTIS fire, partially offset by $25.0 million in restructuring and impairment charges. Additionally, operating income also increased due the favorable impacts of commercial actions taken and higher volume, partially offset by unfavorable factory utilization, unfavorable changes in raw material costs, unfavorable yield performance, higher freight, duties and tariffs expenses and a higher inventory reserves provision. As a percentage of net sales, operating income in 2022 was 14.4%, an approximately 150 basis point decrease as compared to 15.9% in 2021.
In 2022 and 2021, our EMS operating segment recognized impairment charges of $24.6 million and no charges, respectively, and recognized restructuring charges and related expenses of $0.4 million and $0.1 million, respectively. For additional information related to restructuring and impairment charges, refer to “Note 15 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”

Supply constraints on raw material and labor availability moderated production levels, creating operational headwinds, which negatively impacted our gross margin. Further, the recent COVID-19 outbreaks, particularly in Asia, adversely impacted our customers’ ability to continue manufacturing operations, which in turn negatively impacted our net sales in 2022.
Other

(Dollars in thousands)	2022	2021
Net sales	$20,950	$20,440
Operating income	$6,918	$6,933
Net sales in our Other operating segment increased by 2.5% in 2022 from 2021. Our Other operating segment operating income decreased by 0.2% in 2022 from 2021. Net sales were unfavorably impacted by foreign currency fluctuations of $0.5 million, or 2.5%, due to the depreciation in value of the Chinese renminbi and euro relative to the U.S. dollar. The decrease in operating income was primarily driven by unfavorable product mix and lower volume, partially offset by favorable yield performance. As a percentage of net sales, operating income in 2022 was 33.0%, an approximately 90 basis point decrease as compared to 33.9% in 2021.
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

	As of December 31,
(Dollars in thousands)	2022	2021
United States	$119,931	$76,621
Europe	69,877	56,034
Asia	46,042	99,641
Total cash and cash equivalents	$235,850	$232,296
Approximately $115.9 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of December 31, 2022. We did not make any changes in 2022 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.
Net working capital was $517.3 million and $420.1 million as of December 31, 2022 and 2021, respectively.

(Dollars in thousands)	As of December 31,
Key Financial Position Accounts:	2022	2021
Cash and cash equivalents	$235,850	$232,296
Accounts receivable, net	177,413	163,092
Inventories	182,402	133,384
Borrowings under revolving credit facility	215,000	190,000
Significant changes in our statement of financial position accounts from December 31, 2021 to December 31, 2022 were as follows:
•Accounts receivable, net increased 8.8% to $177.4 million as of December 31, 2022, from $163.1 million as of December 31, 2021. The increase was primarily due to a $13.3 million increase in our income taxes receivable, as well as an increase in days sales outstanding, partially offset by the receipt or settlement of $6.3 million in recognized UTIS fire insurance receivables and lower net sales at the end of 2022 compared to the end of 2021.
•Inventories increased 36.7% to $182.4 million as of December 31, 2022, from $133.4 million as of December 31, 2021, primarily driven by raw material cost increases as well as the ramp up of raw material purchases and production efforts to meet anticipated demand.
•Borrowings under revolving credit facility increased to $215.0 million as of December 31, 2022, from $190.0 million as of December 31, 2021. The increase reflects $100.0 million in borrowings under our revolving credit facility throughout 2022. This was partially offset by a $75.0 million of discretionary principal payment at the end of 2022. For additional information regarding this facility, as well as the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”

(Dollars in thousands)	Year Ended December 31,
Key Cash Flow Measures:	2022	2021
Net cash provided by operating activities	$129,461	$124,363
Net cash used in investing activities	(113,117)	(238,615)
Net cash (used in) provided by financing activities	(10,104)	159,057
In 2022, cash and cash equivalents increased $3.6 million, primarily due to $100.0 million in borrowings under our revolving credit facility and cash flows generated by operations, partially offset by $116.8 million in capital expenditures, a $75.0 million of principal payment made on our outstanding borrowings under our revolving credit facility, $25.0 million in share repurchases, as well as $10.8 million in tax payments related to net share settlement of equity awards.
In 2021, cash and cash equivalents increased $40.5 million, primarily due to $190.0 million in borrowings under our revolving credit facility and cash flows generated by operations, partially offset by $71.1 million in capital expenditures, a $25.0 million of principal payment made on our outstanding borrowings under our revolving credit facility, as well as $2.9 million in tax payments related to net share settlement of equity awards.
In 2023, we expect capital spending to be in the range of approximately $65.0 million to $75.0 million, of which we are contractually committed to $16.7 million as of December 31, 2022. We plan to fund our capital spending in 2023 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Excluding $3.9 million of inventory purchase commitments, there are no contractual obligations requiring material cash requirements in 2022 and beyond, excluding those already noted, including those related to our outstanding borrowings under our revolving credit facility, our operating and finance lease obligations and our pension benefit and other postretirement benefit obligations, which are discussed in Note 9 – Debt, Note 10 – Leases and Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan, to Item 8. Financial Statements and Supplementary Data, respectively.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Restriction on Payment of Dividends
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2022. For additional information regarding the Fourth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”
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
As of December 31, 2022, the estimated liabilities and estimated insurance recoveries for all current and future indemnity and defense costs projected through 2064 were $65.0 million and $59.8 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
•Foreign Currency Risk
Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we operate. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the euro, the Chinese renminbi, British pound, Korean won and certain other currencies. We seek to mitigate exposure to variability in currency exchange rates, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further seek to mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks on specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2022, a 10% strengthening of the U.S. dollar relative to other currencies would have resulted in a decrease to net sales and net income of approximately $38 million and $2 million, respectively, while a 10% weakening of the U.S. dollar relative to other currencies would have resulted in an increase to net sales and net income of approximately $46 million and $3 million, respectively.
•Interest Rate Risk
As of December 31, 2022, we had $215.0 million in borrowings outstanding under our revolving credit facility. The interest charged on these borrowings fluctuates with movements in the benchmark LIBOR. As of December 31, 2022, the interest rate on our revolving credit facility was 4.87%, and a 100 basis point increase in LIBOR would have increased the amount of interest expense by approximately $2.2 million for the year ended December 31, 2022.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 238)

To the Board of Directors and Shareholders of Rogers Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Rogers Corporation and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 8 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
Asbestos-Related Liabilities and Insurance Receivables
As described in Notes 1 and 12 to the consolidated financial statements, the Company's consolidated asbestos-related liabilities and asbestos-related insurance receivables balances were $65.0 million and $59.8 million, respectively, as of December 31, 2022. Management reviews the asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time management would analyze these projections. Management recognizes a liability for asbestos-related contingencies that are probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, management records asbestos related insurance receivables that are deemed probable. Management's estimates of asbestos-related contingent liabilities and related insurance receivables are based on a claim projection analysis and an insurance usage analysis, respectively, prepared annually by third parties. The claim projection analysis contains numerous assumptions, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
The principal considerations for our determination that performing procedures relating to asbestos related liabilities and insurance receivables is a critical audit matter are (i) the significant judgment by management when determining the asbestos-related liabilities and insurance receivables; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates used in the claim projection analysis; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the analyses of the asbestos-related liabilities and insurance receivables. These procedures also included, among others (i) testing management's process for determining the asbestos-related liabilities and insurance receivables estimates; (ii) evaluating the appropriateness of the claim projection and insurance usage analyses; (iii) testing the completeness and accuracy of the underlying data used in the analyses; and (iv) evaluating the reasonableness of significant assumptions used by management related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates. Professionals with specialized skill and knowledge were used to assist in evaluating management's analyses and significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
March 1, 2023

We have served as the Company’s auditor since 2015.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the fiscal years in the three-year period ended December 31, 2022

(Dollars and shares in thousands, except per share amounts)	2022	2021	2020
Net sales	$971,171	$932,886	$802,583
Cost of sales	650,156	583,747	510,763
Gross margin	321,015	349,139	291,820

Selling, general and administrative expenses	218,828	193,153	182,283
Research and development expenses	35,207	29,904	29,320
Restructuring and impairment charges	66,562	3,570	12,987
Other operating (income) expense, net	(144,014)	5,330	(104)
Operating income	144,432	117,182	67,334

Equity income in unconsolidated joint ventures	4,437	7,032	4,877
Pension settlement charges	—	(534)	(55)
Other income (expense), net	1,058	5,136	3,513
Interest expense, net	(9,547)	(2,536)	(7,135)
Income before income tax expense	140,380	126,280	68,534
Income tax expense	23,751	18,147	18,544
Net income	$116,629	$108,133	$49,990

Basic earnings per share	$6.21	$5.77	$2.68
Diluted earnings per share	$6.15	$5.73	$2.67

Shares used in computing:
Basic earnings per share	18,784	18,731	18,681
Diluted earnings per share	18,953	18,863	18,706
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the fiscal years in the three-year period ended December 31, 2022

(Dollars in thousands)	2022	2021	2020
Net income	$116,629	$108,133	$49,990

Foreign currency translation adjustment	(39,934)	(25,070)	24,907
Pension and other postretirement benefits:
Pension settlement (benefits) charges, net of tax (Note 4)	—	—	(48)
Actuarial net gain (loss) incurred, net of tax (Note 4)	(244)	(823)	1,255
Amortization of loss, net of tax (Note 4)	157	225	244
Derivative instrument designated as cash flow hedge:
Change in unrealized loss before reclassifications, net of tax (Note 4)	—	—	(1,504)
Unrealized loss (gain) reclassified into earnings, net of tax (Note 4)	—	—	2,476
Other comprehensive income (loss)	(40,021)	(25,668)	27,330
Comprehensive income	$76,608	$82,465	$77,320
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(Dollars and share amounts in thousands, except par value of capital stock)	2022	2021
Assets
Current assets
Cash and cash equivalents	$235,850	$232,296
Accounts receivable, less allowance for credit losses of $1,007 and $1,223	177,413	163,092
Contract assets	38,853	36,610
Inventories	182,402	133,384
Prepaid income taxes	4,042	1,921
Asbestos-related insurance receivables, current portion	3,881	3,176
Other current assets	17,426	13,586
Total current assets	659,867	584,065
Property, plant and equipment, net of accumulated depreciation of $381,584 and $367,850	358,415	326,967
Investments in unconsolidated joint ventures	14,082	16,328
Deferred income taxes	50,649	32,671
Goodwill	352,365	370,189
Other intangible assets, net of amortization	133,724	176,353
Pension assets	5,251	5,123
Asbestos-related insurance receivables, non-current portion	55,926	59,391
Other long-term assets	15,935	27,479
Total assets	$1,646,214	$1,598,566
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$57,342	$64,660
Accrued employee benefits and compensation	34,158	48,196
Accrued income taxes payable	5,504	9,632
Asbestos-related liabilities, current portion	4,968	3,841
Finance lease obligations, current portion	498	198
Other accrued liabilities	40,067	37,422
Total current liabilities	142,537	163,949
Borrowings under revolving credit facility	215,000	190,000
Pension and other postretirement benefits liabilities	1,501	1,618
Asbestos-related liabilities, non-current portion	60,065	64,491
Finance lease obligations, non-current portion	1,295	209
Non-current income tax	9,985	7,131
Deferred income taxes	23,557	29,451
Other long-term liabilities	19,808	22,822
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,574 and 18,730 shares issued and outstanding, respectively	18,574	18,730
Additional paid-in capital	140,702	163,583
Retained earnings	1,098,454	981,825
Accumulated other comprehensive loss	(85,264)	(45,243)
Total shareholders' equity	1,172,466	1,118,895
Total liabilities and shareholders' equity	$1,646,214	$1,598,566

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the fiscal years in the three-year period ended December 31, 2022

(Dollars and share amounts in thousands)	2022	2021	2020
Capital Stock
Balance, beginning of period	$18,730	$18,677	$18,577
Shares issued for vested restricted stock units, net of shares withheld for taxes	69	29	82
Shares issued for employee stock purchase plan	6	14	13
Shares issued to directors	7	10	5
Shares repurchased	(238)	—	—
Balance, end of period	18,574	18,730	18,677
Additional Paid-In Capital
Balance, beginning of period	163,583	147,961	138,526
Shares issued for vested restricted stock units, net of shares withheld for taxes	(10,852)	(2,910)	(5,439)
Shares issued for employee stock purchase plan	944	1,548	1,347
Shares issued to directors	(7)	(10)	(5)
Equity compensation expense	11,796	16,994	13,532
Shares repurchased	(24,762)	—	—
Balance, end of period	140,702	163,583	147,961
Retained Earnings
Balance, beginning of period	981,825	873,692	823,702
Net income	116,629	108,133	49,990
Balance, end of period	1,098,454	981,825	873,692
Accumulated Other Comprehensive Loss
Balance, beginning of period	(45,243)	(19,575)	(46,905)
Other comprehensive income (loss)	(40,021)	(25,668)	27,330
Balance, end of period	(85,264)	(45,243)	(19,575)
Total Shareholders’ Equity	$1,172,466	$1,118,895	$1,020,755
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2022

(Dollars in thousands)	2022	2021	2020
Operating Activities:
Net income	$116,629	$108,133	$49,990
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45,879	43,284	71,425
Equity compensation expense	11,796	16,994	13,532
Deferred income taxes	(20,556)	(3,195)	(13,406)
Equity in undistributed income of unconsolidated joint ventures	(4,437)	(7,032)	(4,877)
Dividends received from unconsolidated joint ventures	4,677	4,965	7,075
Pension settlement charges	—	534	(63)
Pension and other postretirement benefits	21	(471)	(160)
Asbestos-related provision (benefit)	30	(220)	(682)
Loss (gain) on sale or disposal of property, plant and equipment	460	(880)	41
Impairment charges	65,085	455	639
UTIS fire fixed asset and inventory write-offs	200	1,947	—
Provision (benefit) for credit losses	208	(279)	223
Changes in assets and liabilities:
Accounts receivable	(32,251)	(26,197)	(8,934)
Proceeds from insurance/government subsidies related to operations	1,153	400	—
Contract assets	(3,895)	(10,035)	(4,120)
Inventories	(51,610)	(34,413)	34,687
Pension and postretirement benefit contributions	(94)	(160)	(253)
Other current assets	(6,295)	1,723	(217)
Accounts payable and other accrued expenses	(8,700)	36,688	10,084
Other, net	11,161	(7,878)	10,072
Net cash provided by operating activities	129,461	124,363	165,056

Investing Activities:
Acquisition of business, net of cash received	(3,581)	(168,204)	—
Capital expenditures	(116,788)	(71,125)	(40,385)
Proceeds from the sale of property, plant and equipment, net		714	—
Proceeds from insurance claims	7,252	—	—
Net cash used in investing activities	(113,117)	(238,615)	(40,385)

Financing Activities:
Proceeds from borrowings under revolving credit facility	100,000	190,000	150,000
Line of credit issuance costs	—	—	(1,862)
Repayment of debt principal and finance lease obligations	(75,271)	(29,624)	(248,330)
Payments of taxes related to net share settlement of equity awards	(10,783)	(2,881)	(5,357)
Proceeds from issuance of shares to employee stock purchase plan	950	1,562	1,360
Share repurchases	(25,000)	—	—
Net cash (used in) provided by financing activities	(10,104)	159,057	(104,189)

Effect of exchange rate fluctuations on cash	(2,686)	(4,294)	4,454

Net increase (decrease) in cash and cash equivalents	3,554	40,511	24,936
Cash and cash equivalents at beginning of period	232,296	191,785	166,849
Cash and cash equivalents at end of period	$235,850	$232,296	$191,785

Supplemental Disclosures:
Accrued capital additions	$6,675	$10,903	$715
Cash paid during the year for:
Interest, net of amounts capitalized	$9,701	$2,402	$7,251
Income taxes	$60,772	$33,788	$29,983

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
Organization
Through the fourth quarter of 2020, we operated three strategic operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES), with the remaining operations, which represented our non-core businesses, being reported in a fourth operating segment, the Other operating segment. In the first quarter of 2021, we completed the realignment of our strategic business segments to reflect the combination of our ACS and PES businesses resulting in a new strategic business segment, Advanced Electronics Solutions (AES). The combination of these two complementary businesses with capabilities in both high power and high frequency applications is expected to enhance our overall value proposition to customers in multiple high-growth markets. As a result of our organizational and reporting structure changes, we re-evaluated the chief operating decision maker’s review and assessment of the Company’s operating performance for purposes of performance monitoring and resource allocation. We determined, based on the financial data utilized by the chief operating decision maker to assess segment performance and allocate resources among the Company’s strategic business segments, that we have three operating segments under this new organizational and reporting structure: AES, EMS and Other. Reported results for the AES operating segment prior to 2021 represent the aggregation of the results for our former ACS and PES operating segments.
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in electric and hybrid electric vehicles (EV/HEV), wireless infrastructure (i.e., power amplifiers, antennas and small cells), automotive (i.e., advanced driver assistance systems (ADAS), telematics and thermal solutions, aerospace and defense (i.e., antenna systems, communication systems and phased array radar systems), mass transit, clean energy (i.e., variable frequency drives, renewable energy), connected devices (i.e., mobile internet devices and thermal solutions) and wired infrastructure (i.e., computing and internet protocol (IP) infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs). Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, 92ML™, IsoClad® Series, MAGTREX®, XTremeSpeed™ RO1200™ Laminates, IM Series™, 2929 Bondply, SpeedWave® Prepreg, RO4400™/RO4400T™ Series and Radix™. As of December 31, 2022, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Evergem, Belgium; Budapest, Hungary; and Suzhou, China.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation and printing markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, XRD®, Silicone Engineering and R/bak®.

As of December 31, 2022, our EMS operating segment had manufacturing and administrative facilities in Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Evergem, Belgium; Blackburn, England; Siheung, South Korea; and Suzhou, China. We also own 50% of two unconsolidated joint ventures: (1) Rogers Inoac Corporation (RIC), a joint venture established in Japan to design, develop, manufacture and sell PORON® products predominantly for the Japanese market and (2) Rogers INOAC Suzhou Corporation (RIS), a joint venture established in China to design, develop, manufacture and sell PORON® products primarily for RIC customers in various Asian countries. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.
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
Foreign Currency
All balance sheet accounts of foreign subsidiaries are translated or remeasured at exchange rates in effect at each year end, and income statement items are translated using the average exchange rates for the year. Translation adjustments for those entities that operate under a local currency are recorded directly to a separate component of shareholders’ equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are recorded to the income statement as a component of “Other income (expense), net.” Currency transaction gains and losses are reported as income or expense, respectively, in the consolidated statements of operations as a component of “Other income (expense), net.” Such adjustments resulted in losses of $1.7 million, gains of $3.0 million and gains of $0.9 million in 2022, 2021 and 2020, respectively.
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
Our “Inventories” line item in the consolidated statements of financial position consisted of the following:

	As of December 31,
(Dollars in thousands)	2022	2021
Raw materials	$87,851	$60,208
Work-in-process	45,100	29,078
Finished goods	49,451	44,098
Total inventories	$182,402	$133,384

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
Software Costs
We capitalize certain internal and external costs of computer software developed or obtained for internal use, principally related to software coding, software configuration, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years. Net capitalized software and development costs were $58.9 million and $28.6 million as of December 31, 2022 and 2021, respectively. The December 31, 2022 balance is almost entirely attributable to our planned implementation of a new enterprise resource planning system. Capitalized software is included within “Property, plant and equipment, net of accumulated depreciation” in the consolidated statements of financial position.
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
The application of the annual goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. Determining the fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, gross margin and operating margin, discount rates, terminal growth rates and future market conditions, among others. We estimated the fair value of our reporting units using an income approach based on the present value of future cash flows through a five-year discounted cash flow analysis. The discounted cash flow analysis utilized the discount rates for each of the reporting units ranging from 11.1% for EMS to 13.6% for ECD, and terminal growth rates ranging from 3.4% for EMS to 3.5% for RF Solutions, curamik® and ECD. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual goodwill impairment test are reasonable, but inherently uncertain. There were no impairment charges resulting from our goodwill impairment assessment for the year ended December 31, 2022. Our RF Solutions, EMS, curamik® and ECD reporting units had allocated goodwill of $51.7 million, $234.8 million, $63.7 million and $2.2 million respectively, as of December 31, 2022.
Indefinite-lived other intangible assets are evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired, by first performing a qualitative assessment to determine whether a quantitative indefinite-lived other intangible asset impairment assessment is necessary. If it is determined, based on qualitative factors, the fair value of the indefinite-lived other intangible asset may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the indefinite-lived other intangible asset have occurred that could materially impact fair value, a quantitative indefinite-lived other intangible asset impairment assessment would be required. We can elect to forgo the qualitative assessment and perform a quantitative assessment. The quantitative assessment compares the fair value of the indefinite-lived other intangible asset with its carrying amount. The application of the quantitative assessment requires significant judgment, including determining the fair value of each indefinite-lived other intangible asset. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our indefinite-lived other intangible assets impairment assessment for the year ended December 31, 2022. Our curamik® reporting unit had an indefinite-lived other intangible asset of $4.2 million as of December 31, 2022.
Definite-lived other intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The recoverability test involves comparing the estimated sum of the undiscounted cash flows for each definite-lived other intangible asset to its respective carrying value. If a definite-lived other intangible asset’s carrying value is greater than the sum of its undiscounted cash flows, then the definite-lived other intangible asset’s carrying value is compared to its estimated fair value and an impairment charge is recognized for the excess and charged to operations. The application of the recoverability test requires significant judgment, including the identification of the asset group and determination of undiscounted cash flows and fair value of the underlying definite-lived other intangible asset. Determination of undiscounted cash flows requires the use of significant estimates and assumptions, including certain financial projections. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were $17.9 million of impairment charges resulting from our definite-lived other intangible assets impairment analysis for the year ended December 31, 2022. Our RF Solutions, EMS and curamik® reporting units had definite-lived other intangible assets of $1.9 million, $123.3 million and $4.4 million, respectively, as of December 31, 2022.
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
Fair Value of Financial Instruments
Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the maturities of these instruments. The fair value of our borrowings under our revolving credit facility are determined using discounted cash flows based upon our estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. Based on our credit characteristics as of December 31, 2022, borrowings would generally bear interest at London interbank offered rate (LIBOR) plus 175.0 basis points. As the current borrowings under the Fourth Amended Credit Agreement bear interest at adjusted 1-month LIBOR plus 175.0 basis points, we believe the carrying value of our borrowings approximates fair value. For additional information on the calculation of fair value measurements, refer to “Note 2 – Fair Value Measurements.”
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
Concentration of Credit and Investment Risk
We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. As of December 31, 2022 and 2021, there were no customers that individually accounted for more than 10% of total accounts receivable. We did not experience significant credit losses on customers’ accounts in 2022, 2021 or 2020.
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
Advertising Costs
Advertising costs are expensed as incurred and amounted to $3.3 million, $2.7 million and $2.2 million in 2022, 2021 and 2020, respectively.

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
As a result of our pension termination and settlement efforts in late 2019 and the first half of 2020, we had a pension surplus investment balance, which was accounted for as an available-for-sale investment. For additional information regarding this balance, refer to “Note 11 – Pension Benefits and Other Postretirement Benefits.” Available-for-sale investments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

Available-for-Sale Investment at Fair Value as of December 31, 2022
Pension surplus investment	Level 1	Level 2	Level 3	Total
	$—	$—	$—	$—

	Available-for-Sale Investment at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total(1)
Pension surplus investment(1)	$6,638	$—	$—	$6,638
(1) This balance was invested in a money market fund and was recorded in the “Other long-term assets” line item in the condensed consolidated statements of financial position. As of December 31, 2021, the fair value of this investment approximated its carrying value.
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

	Derivative Instruments at Fair Value as of December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(82)	$—	$(82)
Copper derivative contracts	$—	$500	$—	$500

	Derivative Instruments at Fair Value as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(16)	$—	$(16)
Copper derivative contracts	$—	$1,344	$—	$1,344
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
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2022, we did not have any derivative contracts that qualified for hedge accounting treatment.
Foreign Currency
In 2022, we entered into U.S. dollar, Korean won, and euro forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2022 the notional values of these foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$13,598,684
KRW/USD	₩	7,596,600,000
EUR/USD		€3,756,866
Commodity
As of December 31, 2022, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2022, the volume of our copper contracts outstanding were as follows:

Volume of Copper Derivatives
January 2023 - March 2023	69 metric tons per month
April 2023 - June 2023	69 metric tons per month
July 2023 - September 2023	69 metric tons per month
October 2023 - December 2023	69 metric tons per month
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

Effects on Financial Statements
The following table presents the impact from these instruments on the statement of operations and statements of comprehensive income:

		Years Ended December 31,
(Dollars in thousands)	Financial Statement Line Item	2022	2021	2020
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(251)	$(2,890)	$(1,981)
Copper Derivatives Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$848	$3,914	$3,610
Interest Rate Swap Contract
Contract designated as hedging instrument	Other comprehensive income (loss)	$—	$—	$1,254
Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for each of the fiscal years in the two-year period ended December 31, 2022 were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2020	$(10,571)	$(9,004)	$(19,575)
Other comprehensive income (loss) before reclassifications	(25,070)	(823)	(25,893)
Amounts reclassified to earnings	—	225	225
Net other comprehensive income (loss) for period	(25,070)	(598)	(25,668)
Balance as of December 31, 2021	(35,641)	(9,602)	(45,243)
Other comprehensive income (loss) before reclassifications	(39,934)	(244)	(40,178)
Amounts reclassified to earnings	—	157	157
Net other comprehensive income (loss) for period	(39,934)	(87)	(40,021)
Balance as of December 31, 2022	$(75,575)	$(9,689)	$(85,264)
(1) Net of taxes of $1,926, $2,125 and $1,951 for the years ended December 31, 2022, 2021 and 2020, respectively.
The impacts to the consolidated statements of operations related to items reclassified to earnings were as follows:

		Years Ended December 31,
(Dollars in thousands)	Financial Statement Line Item	2022	2021
Amortization/settlement of pension and other postretirement benefits
	Pension settlement charges	$—	$—
	Other income (expense), net(1)	(405)	(290)
	Income tax (expense) benefit	248	65
	Net income	$(157)	$(225)
(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. For additional details, refer to “Note 11 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan.”

Note 5 – Property, Plant and Equipment
Our “Property, plant and equipment, net” line item in the consolidated statements of financial position consisted of the following:

	As of December 31,
(Dollars in thousands)	2022	2021
Land and improvements	$23,886	$24,804
Buildings and improvements	169,548	163,920
Machinery and equipment	334,069	322,653
Office equipment	61,447	57,156
Property plant and equipment, gross	588,950	568,533
Accumulated depreciation	(381,584)	(367,850)
Property, plant and equipment, net	207,366	200,683
Equipment in process	151,049	126,284
Total property, plant and equipment, net	$358,415	$326,967
Depreciation expense was $29.5 million, $29.0 million and $29.3 million in 2022, 2021 and 2020, respectively. Additionally, we recognized $47.2 million, $0.5 million and $0.6 million of impairment charges in 2022, 2021 and 2020, respectively. For additional information related to the impairment charges, refer to “Note 15 – Supplemental Financial Information.”
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending December 31, 2022, by operating segment, were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2021	$119,567	$248,398	$2,224	$370,189
Purchase accounting adjustment	—	(926)	—	(926)
Foreign currency translation adjustment	(4,215)	(12,683)	—	(16,898)
December 31, 2022	$115,352	$234,789	$2,224	$352,365
Other Intangible Assets
The carrying amount of other intangible assets were as follows:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$178,605	$85,569	$93,036	$198,095	$77,870	$120,225
Technology	82,349	59,052	23,297	88,445	54,900	33,545
Trademarks and trade names	19,098	6,639	12,459	25,504	8,968	16,536
Covenants not to compete	1,919	1,199	720	2,693	1,137	1,556
Total definite-lived other intangible assets	281,971	152,459	129,512	314,737	142,875	171,862
Indefinite-lived other intangible asset	4,212	—	4,212	4,491	—	4,491
Total other intangible assets	$286,183	$152,459	$133,724	$319,228	$142,875	$176,353
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $16.4 million, $14.3 million and $42.1 million in 2022, 2021 and 2020, respectively. Additionally, in 2022, we impaired $17.9 million of customer relationships, technology and trademarks and trade names definite-lived other intangible assets related to our high-performance engineered cellular elastomer business. For additional information related to the impairment charges, refer to “Note 15 – Supplemental Financial Information.” The estimated annual future amortization expense is $13.2 million, $12.1 million, $10.6 million, $10.2 million and $9.8 million in 2023, 2024, 2025, 2026 and 2027, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of December 31, 2022, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.7
Technology	3.6
Trademarks and trade names	10.1
Covenants not to compete	1.0
Total definite-lived other intangible assets	7.2
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars and shares in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net income	$116,629	$108,133	$49,990
Denominator:
Weighted average shares outstanding - basic	18,784	18,731	18,681
Effect of dilutive shares	169	132	25
Weighted average shares outstanding - diluted	18,953	18,863	18,706
Basic earnings per share	$6.21	$5.77	$2.68
Diluted earnings per share	$6.15	$5.73	$2.67
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For 2022, 2021 and 2020, 18,444, 721 and 8,454 shares were excluded, respectively.
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
Shares of capital stock reserved for possible future issuance were as follows:

	As of December 31,
	2022	2021
Shares reserved for issuance under outstanding restricted stock unit awards	255,310	320,381
Deferred compensation to be paid in stock, including deferred stock units	6,850	9,500
Additional shares reserved for issuance under Rogers Corporation 2019 Long-Term Equity Compensation Plan	914,439	869,516
Shares reserved for issuance under the Rogers Corporation Global Stock Ownership Plan for Employees(1)	59,611	65,163
Total	1,236,210	1,264,560
(1) This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended, that was suspended as of December 31, 2021, pursuant to the then-pending merger agreement with DuPont.

Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of December 31, 2022, $24.0 million remained of our $100.0 million share repurchase program. In 2022, we purchased 237,806 shares for a total value of $25.0 million. There were no share repurchases in 2021 or 2020.
Equity Compensation
Performance-Based Restricted Stock Units
As of December 31, 2022, we had performance-based restricted stock units from 2021 and 2020 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
A summary of activity of the outstanding performance-based restricted stock units for 2021 and 2020 is presented below:

	2022		2021		2020
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	114,554	$196.23	111,059	$170.84	106,943	$161.33
Awards granted	26,819	176.33	41,507	258.17	87,244	131.99
Stock issued	(60,053)	179.72	—	—	(75,486)	111.54
Awards forfeited	(15,807)	204.69	(38,012)	189.69	(7,642)	179.89
Awards outstanding as of December 31	65,513	$201.18	114,554	$196.23	111,059	$170.84
We recognized $2.3 million, $7.7 million and $5.8 million of compensation expense related to performance-based restricted stock units in 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $1.9 million of total unrecognized compensation cost related to unvested performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 0.5 years.

Time-Based Restricted Stock Units
As of December 31, 2022, we had time-based restricted stock unit awards from 2022, 2021 and 2020 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of the Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for 2022, 2021 and 2020 is presented below:

	2022		2021		2020
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	96,989	$157.49	102,142	$120.16	101,685	$122.68
Awards granted	96,620	219.60	50,640	180.19	58,807	116.87
Stock issued	(48,253)	183.00	(46,329)	146.45	(50,868)	111.16
Awards forfeited	(21,072)	223.90	(9,464)	146.58	(7,482)	122.87
Awards outstanding as of December 31	124,284	$194.60	96,989	$157.49	102,142	$120.16
We recognized $8.2 million, $7.6 million and $6.0 million of compensation expense related to time-based restricted stock units in 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $16.1 million of total unrecognized compensation cost related to unvested time-based restricted stock units. That cost is expected to be recognized over a weighted average period of 0.9 years.
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
A summary of activity of the outstanding deferred stock units for 2022, 2021 and 2020 is presented below:

	2022		2021		2020
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	9,500	$173.82	12,450	$113.96	7,150	$170.89
Awards granted	4,800	272.12	6,450	188.60	10,400	108.88
Stock issued	(7,450)	183.20	(9,400)	104.68	(5,100)	183.40
Awards outstanding as of December 31	6,850	$232.51	9,500	$173.82	12,450	$113.96
We recognized $1.3 million, $1.2 million and $1.1 million of compensation expense related to deferred stock units in 2022, 2021 and 2020, respectively.
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
In March 2021, the U.K. Financial Conduct Authority (“FCA”) publicly announced that immediately after December 31, 2021, publication of most Euro, Swiss Franc, Japanese Yen and Pound Sterling LIBOR settings will permanently cease. In October 2021, Rogers Corporation and JPMorgan Chase Bank, N.A. entered into an amendment (Amendment No 1) to the Fourth Amended Credit Agreement to adopt a new benchmark interest rate to replace the discontinued LIBOR reference rates.
Borrowings under the Fourth Amended Credit Agreement can be made as alternate base rate loans, euro-currency loans, or RFR loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate is the greatest of (a) the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1%, or (c) the adjusted LIBOR for a one-month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. RFR loans bears interest based upon the Sterling Overnight Index Average (SONIA) plus 0.0326% plus a spread of 162.5 to 200.0 basis points. Based on our leverage ratio as of December 31, 2022, the spread was 175.0 basis points.
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
The Fourth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2022.
In 2022, we borrowed $100.0 million under our revolving credit facility for use in various operations. In 2021, we borrowed $190.0 million under our revolving credit facility, which was primarily used to fund our acquisition of Silicone Engineering Limited. In 2020, we borrowed $150.0 million under our revolving credit facility as a precautionary measure of increasing our cash position and preserving our financial flexibility with the uncertainty in the global markets resulting from the COVID-19 pandemic. In 2022, 2021 and 2020, we made discretionary principal payments on our revolving credit facility of $75.0 million, $25.0 million and $248.0 million, respectively.
We had $215.0 million of outstanding borrowings under our revolving credit facility as of December 31, 2022, and $190.0 million as of December 31, 2021. We had $0.9 million and $1.6 million of outstanding line of credit issuance costs as of December 31, 2022 and 2021, respectively, which will be amortized over the life of the Fourth Amended Credit Agreement.

Note 10 – Leases
Finance Leases
We had a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we had an option to purchase the property upon the expiration of the lease on June 30, 2021 at a price which was the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We exercised this purchase option with a net cash payment of $5.0 million on June 30, 2021, extinguishing the remaining finance lease obligation and finance lease right-of-use asset related to this facility. Our finance lease obligation related to this facility was $4.2 million just prior to the exercise of the purchase option and $4.2 million as of December 31, 2021. The finance lease right-of-use asset balance for this facility was $6.1 million just prior to the exercise of the purchase option and $6.1 million as of December 31, 2021, respectively. Accumulated amortization related to this finance lease right-of-use asset was $4.5 million just prior to the exercise of the purchase option and as of December 31, 2022. The aggregate of all other finance lease obligations, finance lease right-of-use assets and related accumulated amortization, were immaterial as of December 31, 2022 and December 31, 2021.
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the consolidated statements of operations, was immaterial for each of the years ended December 31, 2022 and 2021. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the consolidated statements of operations, was immaterial for each of the years ended December 31, 2022 and 2021. Payments made on the principal portion of our finance lease obligations were immaterial for each of the years ended December 31, 2022 and 2021.
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

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating leases expense	$2,788	$3,002	$3,257
Short-term leases expense	$579	$330	$464
Payments on operating lease obligations	$3,063	$2,784	$2,893
Lease Balances in Statements of Financial Position
Our assets and liabilities balances related to finance and operating leases reflected in the consolidated statements of financial position were as follows:

		As of December 31,
(Dollars in thousands)	Financial Statement Line Item	2022	2021
Finance lease right-of-use assets	Property, plant and equipment, net	$1,749	$389
Operating lease right-of-use assets	Other long-term assets	$13,013	$17,161

Finance lease obligations, current portion	Finance lease obligations, current portion	$498	$198
Finance lease obligations, non-current portion	Finance lease obligations, non-current portion	$1,295	$209
Total finance lease obligations		$1,793	$407

Operating lease obligations, current portion	Other accrued liabilities	$2,842	$2,810
Operating lease obligations, non-current portion	Other long-term liabilities	$10,689	$14,965
Total operating lease obligations		$13,531	$17,775

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of December 31, 2022:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2023	608	(46)	562	3,536	(81)	3,455
2024	425	(49)	376	2,716	(142)	2,574
2025	425	(50)	375	2,360	(145)	2,215
2026	418	(45)	373	2,057	(72)	1,985
2027	212	(45)	167	1,310	(3)	1,307
Thereafter	164	(38)	126	4,682	—	4,682
Total lease payments	2,252	(273)	1,979	16,661	(443)	16,218
Less: Interest	(218)	32	(186)	(2,718)	31	(2,687)
Present Value of Net Future Minimum Lease Payments	$2,034	$(241)	$1,793	$13,943	$(412)	$13,531
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	4.6 years	6.5 years
Weighted Average Discount Rate	3.89%	5.24%
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
Pension and Other Postretirement Benefit Plans
As of December 31, 2022, we had one qualified noncontributory defined benefit pension plan: the Union Plan. In June 2020, we completed the remaining settlement efforts for the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)), which had been terminated and substantially settled in late 2019. There are no plans to terminate the Union Plan.
Additionally, we sponsor non-qualified noncontributory defined benefit pension plans and postretirement benefit plans including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
Pension Plan Termination & Settlement
In October 2019, our Chief Executive Officer approved the termination of the Merged Plan. We provided participants of the Merged Plan an option to elect either a lump sum distribution or an annuity. A group annuity contract was purchased with an insurance company for all participants who did not elect a lump sum distribution. The insurance company became responsible for administering and paying pension benefit payments effective January 1, 2020.
Upon completion of the pension termination and settlement processes for the Merged Plan, we had a $9.7 million remaining pension surplus investment balance. In July 2020 and December 2021, we transferred $9.2 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. In December 2021, we transferred the remaining pension investment balance not initially transferred, to the RESIP trust suspense account. In 2021, $0.5 million of the pension surplus investment balance was used for further settlement efforts for the Merged Plan termination. The funds in the RESIP trust suspense account were used to fund certain employer contributions. In 2022, we exhausted the pension surplus investment balance.

Plan Assets and Plan Benefit Obligations
The following table summarizes the change in plan assets and changes in benefit obligations:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets as of January 1	$33,462	$35,296	$—	$—
Actual return on plan assets	(5,616)	(222)	—	—
Employer contributions	—	—	19	165
Benefit payments	(1,546)	(1,612)	(19)	(165)
Transfer related to plan termination	—	—	—	—
Pension settlements	—	—	—	—
Fair value of plan assets as of December 31	$26,300	$33,462	$—	$—
Change in plan benefit obligations:
Fair value of plan benefit obligations as of January 1	$28,652	$30,289	$1,444	$1,503
Service cost	—	—	89	41
Interest cost	746	732	36	26
Actuarial (gain) loss	(6,573)	(757)	(109)	39
Benefit payments	(1,546)	(1,612)	(19)	(165)
Pension settlements	—	—	—	—
Fair value of plan benefit obligations as of December 31	$21,279	$28,652	$1,441	$1,444

Amount overfunded (underfunded)	$5,021	$4,810	$(1,441)	$(1,444)
The decreases in our plan benefit obligations in 2022 and 2021 were primarily driven by actuarial gains and benefit payments, partially offset by interest costs.
Our pension-related balances reflected in the consolidated statements of financial position consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
(Dollars in thousands)	2022	2021	2022	2021
Assets & Liabilities:
Non-current assets	$5,251	$5,123	$—	$—
Current liabilities	(4)	(3)	(166)	(136)
Non-current liabilities	(226)	(310)	(1,275)	(1,308)
Net assets (liabilities)	$5,021	$4,810	$(1,441)	$(1,444)
Accumulated Other Comprehensive Loss:
Net actuarial (loss) gain	$(11,803)	$(11,807)	$189	$80
Prior service benefit	—	—	—	—
Accumulated other comprehensive (loss) income	$(11,803)	$(11,807)	$189	$80
The projected benefit obligation (PBO), accumulated benefit obligation (ABO), and fair value of plan assets for the pension plan with a PBO or ABO in excess of its plan assets were immaterial as of December 31, 2022 and 2021.
The PBO, ABO, and fair value of plan assets for the pension plan with plan assets in excess of its PBO or ABO were $21.0 million, $21.0 million and $26.3 million, respectively, as of December 31, 2022. The PBO, ABO, and fair value of plan assets for the pension plans with plan assets in excess of their PBO or ABO were $28.3 million, $28.3 million and $33.5 million, respectively, as of December 31, 2021.
The PBO and ABO of plan assets for the other postretirement benefit plans with a PBO or ABO in excess of plan assets were both $1.4 million as of December 31, 2022. The PBO and ABO of plan assets for the other postretirement benefit plans with a PBO or ABO in excess of plan assets were both $1.4 million as of December 31, 2021. The other postretirement benefit plans did not have any plan assets as of December 31, 2022 or 2021.

Components of Net Periodic Benefit Cost (Credit)
The components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$89	$41	$56
Interest cost	746	732	908	36	26	40
Expected return of plan assets	(1,359)	(1,558)	(1,574)	—	—	—
Amortization of prior service credit	—	—	—	—	(97)	(112)
Amortization of net loss (gain)	405	387	427	—	—	—
Settlement charge	—	—	(63)	—	—	—
Net periodic benefit cost (credit)	$(208)	$(439)	$(302)	$125	$(30)	$(16)
Plan Assumptions
The key plan assumptions utilized in our annual plan measurements were as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Weighted average assumptions used in benefit obligations:
Discount rate	5.25%	2.75%	5.00%	2.25%
Weighted average assumptions used in net periodic benefit costs:
Discount rate	2.75%	2.50%	2.25%	1.75%
Expected long-term rate of return on assets	4.17%	4.53%	—%	—%
For measurement purposes as of December 31, 2022, we assumed an annual health care cost trend rate of 6.25% for covered health care benefits for retirees pre-age 65 or post-age 65. For measurement purposes as of December 31, 2021, we assumed an annual health care cost trend rate of 6.25% for covered health care benefits for retirees pre-age 65 or post-age 65.
Our pension plan assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. In managing these assets and our investment strategy, we consider future cash contributions to the plan as well as the potential of the portfolio underperforming the market. We set asset allocation target ranges based on current funding status and future projections in order to mitigate the portfolio performance risk while maintaining its funded status. Fixed income securities comprise a substantial percentage of our plan assets portfolio. As of December 31, 2022, we held approximately 91% fixed income and short-term cash securities and 9% equity securities in our portfolio, compared to December 31, 2021 when we held approximately 90% fixed income and short-term cash securities and 10% equity securities.
In determining our investment strategy and calculating the net benefit cost, we utilized an expected long-term rate of return on plan assets, which was developed based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, as well as the plan’s current asset composition. To justify our assumptions, we analyzed certain data points related to portfolio performance. Based on the historical returns and the projected future returns, we determined that a target return of 5.59% is appropriate for the current portfolio.
The following table presents the fair value of the pension plan net assets by asset category and level, within the fair value hierarchy, as of December 31, 2022 and 2021:

	Fair Value of Plan Assets as of December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$22,180	$—	$22,180
Mutual funds	2,466	—	—	2,466
Pooled separate accounts	—	531	—	531
Guaranteed deposit account	—	—	1,123	1,123
Total plan assets at fair value	$2,466	$22,711	$1,123	$26,300

	Fair Value of Plan Assets as of December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$28,392	$—	$28,392
Mutual funds	3,400	—	—	3,400
Pooled separate accounts	—	380	—	380
Guaranteed deposit account	—	—	1,290	1,290
Total plan assets at fair value	$3,400	$28,772	$1,290	$33,462
The following table presents a summary of changes in the fair value of the guaranteed deposit account’s Level 3 assets for the year ended December 31, 2022:

Guaranteed Deposit Account
Balance as of December 31, 2021	$1,290
Change in unrealized gain (loss)	(129)
Purchases, sales, issuances and settlements (net)	(38)
Balance as of December 31, 2022	$1,123
Cash Flows
We were not required to make any contributions to our qualified noncontributory defined benefit pension plan in 2022 and 2021. We made expected benefit payments for our qualified defined benefit pension plan through the utilization of plan assets for the funded pension plans in 2022 and 2021. As there is no funding requirement for the non-qualified noncontributory defined benefit pension plans and other postretirement benefit plans, we funded benefit payments, which were immaterial in 2022 and 2021, as incurred using cash from operations.
The benefit payments are based on the same assumptions used to measure our benefit obligations as of December 31, 2022. The following table sets forth the expected benefit payments to be paid for the pension plans and the other postretirement benefit plans:

	Pension Benefits	Other Postretirement Benefits
2023	$1,721	$166
2024	$1,725	$147
2025	$1,761	$158
2026	$1,712	$164
2027	$1,705	$158
2028-2032	$7,972	$718
Employee Savings and Investment Plan
We sponsor the RESIP, a 401(k) plan for domestic employees. In 2022, employees could defer an amount they choose, up to the annual IRS limit of $20,500. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. We match each eligible employee’s annual pre-tax contributions at a rate of 100% for the first 1% of the employee’s salary and 50% for the next 5% of each employee’s salary for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $11.8 million, $5.6 million and $4.9 million in 2022, 2021 and 2020, respectively. The increase in expense in 2022 was primarily due to a $6.5 million discretionary RESIP contribution related to the previously anticipated merger with DuPont.
Note 12 – Commitments and Contingencies
Environmental & Legal
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred aggregate remediation costs of $1.9 million through December 31, 2022, and the accrual for future remediation efforts is $0.7 million.
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
The following table summarizes the change in number of asbestos claims outstanding during 2022 and 2021:

	2022	2021
Claims outstanding as of January 1	543	561
New claims filed	129	125
Pending claims concluded*	(135)	(143)
Claims outstanding as of December 31	537	543
* For the year ended December 31, 2022, 119 claims were dismissed and 16 claims were settled. For the year ended December 31, 2021, 125 claims were dismissed and 18 claims were settled. Settlements totaled approximately $2.4 million for the year ended December 31, 2022, compared to $2.1 million for the year ended December 31, 2021.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we paid $0.6 million, $0.5 million and $0.4 million in 2022, 2021 and 2020, respectively, related to such costs.
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
Changes recorded in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage, result in the recognition of expense or income. We recognized an immaterial amount of expense and an immaterial amount of income in 2022 and 2021, respectively, as well as income of $0.7 million in 2020. The benefit recognized in 2020 was primarily due to a favorable change in the defense cost assumptions.

Our projected asbestos-related claims and insurance receivables were as follows:

	As of December 31,
(Dollars in thousands)	2022	2021
Asbestos-related liabilities	$65,033	$68,332
Asbestos-related insurance receivables	$59,807	$62,567
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
Note 13 – Income Taxes
The “Income before income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in thousands)	2022	2021	2020
Domestic	$58,390	$34,435	$(4,371)
International	81,990	91,845	72,905
Total	$140,380	$126,280	$68,534
The “Income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in thousands)	Current	Deferred	Total
2022
Domestic	$26,666	$(18,730)	$7,936
International	17,641	(1,826)	15,815
Total	$44,307	$(20,556)	$23,751

2021
Domestic	$5,155	$(2,938)	$2,217
International	16,187	(257)	15,930
Total	$21,342	$(3,195)	$18,147

2020
Domestic	$5,340	$(11,012)	$(5,672)
International	26,610	(2,394)	24,216
Total	$31,950	$(13,406)	$18,544

Deferred tax assets and liabilities as of December 31, 2022 and 2021, were comprised of the following:

(Dollars in thousands)	2022	2021
Deferred tax assets
Accrued employee benefits and compensation	$8,678	$10,647
Net operating loss carryforwards	4,433	3,785
Tax credit carryforwards	2,823	13,170
Reserves and accruals	4,716	5,145
Operating leases	4,227	4,191
Capitalized research and development	21,305	16,622
Other	10,205	5,299
Total deferred tax assets	56,387	58,859
Less deferred tax asset valuation allowance	(2,843)	(9,775)
Total deferred tax assets, net of valuation allowance	53,544	49,084
Deferred tax liabilities
Depreciation and amortization	14,368	32,669
Postretirement benefit obligations	687	2,071
Unremitted earnings	2,551	2,335
Operating leases	4,618	4,422
Other	4,228	4,367
Total deferred tax liabilities	26,452	45,864
Net deferred tax asset (liability)	$27,092	$3,220
As of December 31, 2022, we had state net operating loss carryforwards totaling $7.1 million in various state taxing jurisdictions, which expire between 2023 and 2042, and approximately $3.6 million of state research credit carryforwards, which will expire between 2023 and 2040. We believe that it is more likely than not that the benefit from certain of the state net operating loss and state R&D credits carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.8 million relating to these carryforwards. We currently have approximately $4.7 million of foreign tax credits that begin to expire in 2028.
We had a valuation allowance of $2.8 million as of December 31, 2022 and $9.8 million as of December 31, 2021, against certain of our deferred tax assets, primarily carryforwards expected to expire unused and deferred tax assets that are capital in nature. No valuation allowance has been provided on our other deferred tax assets, as we believe it is more likely than not that all such assets will be realized in the applicable jurisdictions. Differences between forecasted and actual future operating results or changes in carryforward periods could adversely impact the amount of deferred tax asset considered realizable.
Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes. The reasons for this difference were as follows:

(Dollars in thousands)	2022	2021	2020
Tax expense at Federal statutory income tax rate	$29,480	$26,519	$14,392
Impact of foreign operations	1,531	2,020	1,193
Foreign source income, net of tax credits	(6,461)	(4,944)	1,050
State tax, net of federal	6,898	175	(313)
Unrecognized tax benefits	1,921	(8,823)	5,800
Equity compensation excess tax deductions	(3,025)	262	(791)
General business credits	(821)	(867)	(931)
Distribution related foreign taxes	1,504	2,516	2,332
Executive compensation limitation	2,859	1,570	900
Valuation allowance change	(6,932)	525	(5,375)
Disproportionate tax effect of pension settlement charges	—	—	—
Other	(3,203)	(806)	287
Income tax expense (benefit)	$23,751	$18,147	$18,544
Our effective income tax rate for 2022 was 16.9% compared to 14.4% for 2021. The 2022 rate increase was primarily due to the impact of the decrease in the reversals of unrecognized tax positions in China.

We did not make any changes in 2022 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain Chinese subsidiaries, we continue to assert that historical foreign earnings are indefinitely reinvested. As of December 31, 2022 and 2021, we had recorded a deferred tax liability of $2.5 million and $2.3 million, respectively, for Chinese withholding tax on undistributed earnings that are not indefinitely reinvested. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest their undistributed earnings and we estimate that, if these undistributed earnings are distributed, they may give rise to an estimated $2.1 million of additional tax liabilities. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2022 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
Unrecognized tax benefits, excluding potential interest and penalties, for the years ended December 31, 2022 and 2021, were as follows:

(Dollars in thousands)	2022	2021
Beginning balance as of January 1	$6,583	$15,688
Gross increases - current period tax positions	3,402	1,046
Gross increases - tax positions in prior periods	237	1,150
Gross decreases - tax positions in prior periods	(178)	(9,151)
Foreign currency exchange	(147)	(10)
Settlements	(1,028)	(2,140)
Ending balance as of December 31	$8,869	$6,583
Included in the balance of unrecognized tax benefits as of December 31, 2022 were $7.8 million of tax benefits that, if recognized, would impact the effective tax rate.
We recognized interest accrued related to unrecognized tax benefit as income tax expense. Related to the unrecognized tax benefits noted above, as of December 31, 2022 and 2021, we had accrued potential interest and penalties of approximately $1.1 million.
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

Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2022
Net sales - recognized over time	$227,031	$15,887	$16,361	$259,279
Net sales - recognized at a point in time	$303,184	$404,119	$4,589	$711,892
Total net sales	$530,215	$420,006	$20,950	$971,171
Operating income (loss)	$77,163	$60,351	$6,918	$144,432
Total assets	$854,194	$778,655	$13,365	$1,646,214
Capital expenditures	$58,858	$57,617	$313	$116,788
Depreciation & amortization	$21,721	$23,480	$678	$45,879
Investment in unconsolidated joint ventures	$—	$14,082	$—	$14,082
Equity income in unconsolidated joint ventures	$—	$4,437	$—	$4,437
December 31, 2021
Net sales - recognized over time	$244,016	$14,909	$18,838	$277,763
Net sales - recognized at a point in time	$290,413	$363,108	$1,602	$655,123
Total net sales	$534,429	$378,017	$20,440	$932,886
Operating income (loss)	$50,198	$60,051	$6,933	$117,182
Total assets	$826,719	$759,576	$12,271	$1,598,566
Capital expenditures	$38,945	$31,777	$403	$71,125
Depreciation & amortization	$22,936	$19,695	$653	$43,284
Investment in unconsolidated joint ventures	$—	$16,328	$—	$16,328
Equity income in unconsolidated joint ventures	$—	$7,032	$—	$7,032
December 31, 2020
Net sales - recognized over time	$190,042	$10,614	$14,451	$215,107
Net sales - recognized at a point in time	$268,637	$317,563	$1,276	$587,476
Total net sales	$458,679	$328,177	$15,727	$802,583
Operating income	$32,023	$30,817	$4,494	$67,334
Total assets	$746,086	$504,199	$13,720	$1,264,005
Capital expenditures	$23,689	$16,214	$482	$40,385
Depreciation & amortization	$23,593	$47,159	$673	$71,425
Investment in unconsolidated joint ventures	$—	$15,248	$—	$15,248
Equity income in unconsolidated joint ventures	$—	$4,877	$—	$4,877

Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the years indicated:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2022
United States	$122,707	$169,490	$4,439	$296,636
Other Americas	6,628	15,389	287	22,304
Total Americas	129,335	184,879	4,726	318,940
China	154,435	121,666	7,397	283,498
Other APAC	75,205	31,393	2,692	109,290
Total APAC	229,640	153,059	10,089	392,788
Germany	78,666	30,390	1,092	110,148
Other EMEA	92,574	51,678	5,043	149,295
Total EMEA	171,240	82,068	6,135	259,443
Total net sales	$530,215	$420,006	$20,950	$971,171
December 31, 2021
United States	$93,584	$161,180	$4,508	$259,272
Other Americas	3,107	10,226	755	14,088
Total Americas	96,691	171,406	5,263	273,360
China	193,422	122,000	4,773	320,195
Other APAC	85,100	27,569	2,647	115,316
Total APAC	278,522	149,569	7,420	435,511
Germany	72,531	29,214	827	102,572
Other EMEA	86,685	27,828	6,930	121,443
Total EMEA	159,216	57,042	7,757	224,015
Total net sales	$534,429	$378,017	$20,440	$932,886
December 31, 2020
United States	$90,822	$128,347	$3,679	$222,848
Other Americas	2,943	8,437	682	12,062
Total Americas	93,765	136,784	4,361	234,910
China	153,297	108,161	2,859	264,317
Other APAC	70,830	43,364	2,162	116,356
Total APAC	224,127	151,525	5,021	380,673
Germany	70,881	19,118	410	90,409
Other EMEA	69,906	20,750	5,935	96,591
Total EMEA	140,787	39,868	6,345	187,000
Total net sales	$458,679	$328,177	$15,727	$802,583
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
Our contract assets by operating segment were as follows:

	As of December 31,
(Dollars in thousands)	2022	2021
Advanced Electronics Solutions	$33,736	$31,398
Elastomeric Material Solutions	1,584	2,082
Other	3,533	3,130
Total contract assets	$38,853	$36,610
We did not have any contract liabilities as of December 31, 2022 or 2021. No impairment losses were recognized in 2022, 2021 or 2020 on any receivables or contract assets arising from our contracts with customers.
Long-Lived Assets by Geographic Area
Our long-lived assets(1) by geographic area were as follows:

	As of December 31,
(Dollars in thousands)	2022	2021
United States	$401,237	$454,531
England	161,916	188,859
Germany	139,671	133,546
Other	154,693	113,734
Total long-lived assets	$857,517	$890,670
(1) Long-lived assets are based on the location of the asset and are comprised of goodwill, other intangible assets, property, plant and equipment and right-of-use assets. Countries with 10% of more of long-lived assets have been disclosed.
Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Restructuring charges
Manufacturing footprint optimization	$1,114	$3,115	$12,348
U.S. footprint consolidation	363	—	—
Restructuring charges	1,477	3,115	12,348
Impairment charges
Fixed assets impairment charges	47,191	455	587
Other impairment charges	17,894	—	52
Impairment charges	65,085	455	639
Total restructuring and impairment charges	$66,562	$3,570	$12,987
Restructuring Charges - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities were completed in the first half of 2021. We incurred restructuring charges and related expenses of $1.1 million and $3.1 million in 2022 and 2021. Severance and related benefits activity related to the manufacturing footprint optimization plan is presented in the table below for the year ended December 31, 2022:

(Dollars in thousands)	Manufacturing Footprint Optimization Restructuring Severance and Related Benefits
Balance as of December 31, 2021	$1,395
Provisions	363
Payments	(1,606)
Foreign currency translation adjustment	(104)
Balance as of December 31, 2022	$48
Impairment Charges
We recognized $65.1 million, $0.5 million and $0.6 million of impairment charges in 2022, 2021 and 2020, respectively. The impairment charges in 2022 primarily related to certain AES operating segment equipment-in-process in the U.S. as well as certain EMS operating segment intangibles and fixed assets related to our high-performance engineered cellular elastomer business in the U.S. The impairment charges in 2021 and 2020 were both primarily related to AES operating segment fixed assets in Belgium.
The impairment of the equipment-in-process in our AES operating segment was triggered by our decision in November 2022 to exit the Price Road facility in Arizona.
The impairment of certain intangibles and fixed assets related to our high-performance engineered cellular elastomer business in our EMS operating segment was triggered upon committing to a plan in late 2022 to divest ourselves of this business by early 2023 and the subsequent fair valuing of assets and liabilities. In addition to the impairment charges, we recognized an additional $2.6 million accrual against the remaining net assets of the business based on the estimated fair value of the business. As the high-performance engineered cellular elastomer business met the criteria of held for sale accounting as of December 31, 2022, the remaining $4.6 million in assets and $3.3 million in liabilities were designated as assets held for sale and liabilities held for sale, respectively, which are captured in the “Other current assets” and “Other accrued liabilities” financial statement line items of our Statements of Financial Position. The assets are primarily comprised of accounts receivables, contract assets and inventories, while the liabilities are primarily comprised of accounts payables and other accrued liabilities.
On February 17, 2023 we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business for a net purchase price of $1.8 million. The business disposition is scheduled to be completed in early March.
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Advanced Electronics Solutions
Allocated restructuring charges	$1,070	$3,029	$11,947
Allocated impairment charges	40,450	455	587
Elastomeric Material Solutions
Allocated restructuring charges	407	86	401
Allocated impairment charges	24,635	—	52
Total restructuring and impairment charges	$66,562	$3,570	$12,987
Subsequent Event - Restructuring Charges
On February 16, 2023, we announced a reduction in force plan of our global workforce that is expected to be completed in the first half of 2023. The plan is expected to significantly reduce our manufacturing costs and operating expenses, and are being done in conjunction with other previously announced cost reduction initiatives. We estimate that we will incur approximately $10 million to $13 million in pre-tax restructuring charges related to this plan, all of which are expected to be in the form of cash-based expenditures and substantially all of which are expected to be related to employee severance and other termination benefits.

Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
UTIS fire
Fixed assets write-offs	$—	$1,073	$—
Inventory charges	197	874	—
Professional services	1,449	2,771	—
Lease obligations	437	994	—
Lease impairments	—	495	—
Compensation & benefits	2,420	2,072	—
Third-party property claims	—	4,650	—
Other	(262)	155	—
Insurance recoveries	(6,646)	(6,874)	—
Total UTIS fire	(2,405)	6,210	—
Regulatory termination fee, net	(142,069)	—	—
Loss (gain) on sale or disposal of property, plant and equipment	460	(880)	41
Economic incentive grants	—	—	(145)
Total other operating (income) expense, net	$(144,014)	$5,330	$(104)
In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea, which manufactures eSorba® polyurethane foams used in portable electronics and display applications. The site was safely evacuated and there were no reported injuries; however, there was extensive damage to the manufacturing site and some damage to nearby property. Commercial production at our new location in Siheung, South Korea commenced in late-January 2023.
In 2022, in connection with the UTIS fire, we recognized insurance recoveries of $6.6 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, incurred $1.4 million for various professional services and incurred $2.4 million for compensation and benefits for UTIS manufacturing employees subsequent to the fire.
In 2021, in connection with the UTIS fire, we recognized fixed asset write-offs and inventory charges of $1.1 million and $0.9 million, respectively, related to property destroyed in the fire, a $4.7 million contingent liability pertaining to damage to nearby property and a $0.5 million contingent liability pertaining to our obligations for the fire damage to the building in connection with the underlying lease agreement. Further, in 2021 we incurred $2.8 million of fees for various professional services in connection with the assessment of the fire and the efforts to rebuild and resume operations and $2.1 million of compensation and benefits for UTIS manufacturing employees, subsequent to the fire. In 2021, we also recognized anticipated insurance recoveries of $6.9 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, less the applicable $0.3 million deductible.
In 2022, we recognized income from a regulatory termination fee of $142.1 million, which was net of an incurred transaction-related fee. For additional information, refer to “Note 16 – Mergers and Acquisitions.”
Interest Expense, Net
The components of “Interest expense, net” were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest on revolving credit facility	$8,966	$892	$3,294
Interest rate swap settlements	—	—	3,191
Line of credit fees	522	1,066	715
Debt issuance amortization costs	715	715	593
Interest on finance leases	23	287	134
Interest income	(685)	(541)	(939)
Other	6	117	147
Total interest expense, net	$9,547	$2,536	$7,135

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
The following table represents the fair values assigned to the acquired assets and liabilities assumed in the transaction. As of the filing date of this Form 10-K, the purchase accounting and purchase price allocation for the Silicone Engineering transaction have been completed.

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

In 2022 and 2021, we incurred transaction costs of $0.8 million and $3.9 million, respectively related to the Silicone Engineering acquisition, which were recorded within selling, general and administrative (SG&A) expenses in the consolidated statements of operations.
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
Terminated Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. (DuPont) in an all-cash transaction at a price of $277.00 per share of the Company’s capital stock. The merger agreement provided for the acquisition of Rogers Corporation by DuPont through the merger of Cardinalis Merger Sub, Inc., a wholly owned subsidiary of DuPont, with and into Rogers Corporation, with Rogers Corporation surviving the merger as a wholly owned subsidiary of DuPont. Company shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. The merger agreement provided both Rogers Corporation and DuPont with a right to terminate the merger agreement if the merger had not closed on or before November 1, 2022. Consummation of the merger was subject to various customary closing conditions, including regulatory approval by the State Administration for Market Regulation of China (SAMR). As of November 1, 2022, the parties had not received regulatory approval from SAMR. On November 1, 2022, the Company received from DuPont a notice of termination of the merger agreement. Pursuant to the terms of the merger agreement, the Company received a regulatory termination fee from DuPont in the amount of $162.5 million, before taxes, and incurred a transaction-related fee of $20.4 million.

SCHEDULE II

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Allowance for Credit Losses
December 31, 2022	$1,223	$208	$(424)	$—	$1,007
December 31, 2021	$1,682	$421	$(180)	$(700)	$1,223
December 31, 2020	$1,691	$223	$(232)	$—	$1,682

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Inventory E&O Reserves
December 31, 2022	$16,395	$8,210	$(4,600)	$(2,980)	$17,025
December 31, 2021	$22,430	$8,431	$(7,447)	$(7,019)	$16,395
December 31, 2020	$18,817	$10,554	$(4,800)	$(2,141)	$22,430

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Valuation on Allowance for Deferred Tax Assets
December 31, 2022	$9,775	$396	$(7,328)	$—	$2,843
December 31, 2021	$9,250	$525	$—	$—	$9,775
December 31, 2020	$14,625	$(39)	$(5,336)	$—	$9,250

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report included under “Item 8. Financial Statements and Supplementary Data.”
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
Directors: Qualifications and Experience
We are incorporating by reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director: Qualifications and Experience” and “Our Corporate Governance” in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act. Information with respect to our executive officers is presented in Part I, Item 1 of this report and is hereby incorporated into this Item 10 by reference.
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
Item 11. Executive Compensation
We are incorporating by reference the information with respect to Executive Compensation set forth under the captions “Compensation & Organization Committee Report”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation” and “CEO Pay Ratio” in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2022:

	(a)	(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a)
Equity Compensation Plans Approved by Security Holders
Rogers Corporation 2009 Long-Term Equity Compensation Plan	1,200(1)	—(2)
Rogers Corporation 2019 Long-Term Equity Compensation Plan	260,960(3)	914,439
Rogers Corporation Global Stock Ownership Plan For Employees	—	59,611(4)
Total	262,160	974,050
(1) Consists of 1,200 shares for deferred stock units.
(2) This plan expired in early February 2019.
(3) Consists of 255,310 shares for restricted stock units and 5,650 shares for deferred stock units.
(4) This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended, that was suspended as of December 31, 2021, pursuant to the then-pending merger agreement with DuPont.
We are incorporating by reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We are incorporating by reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Party Transactions” and “Corporate Governance - Director Independence” in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.
Item 14. Principal Accountant Fees and Services
We are incorporating by reference the information with respect to accountant fees and services set forth under the caption “Independent Auditing Firm Fees” in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which we intend to file within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.
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
3.2    Amended and Restated Bylaws of Rogers Corporation, effective December 7, 2022, filed herewith.
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
10.15    Form of Participation Agreement for the Company’s U.S.-based named executive officers under the Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.**
10.16    Fourth Amended and Restated Credit Agreement dated as of October 16, 2020, filed herewith.
10.17    Form of Director Deferred Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.20 to the 2019 Form 10-K. **
10.18    Annual Incentive Compensation Plan, incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on March 24, 2014.**

10.19    Form of Time-Based Restricted Stock Unit Award Agreement for Bruce D. Hoechner, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2021.
10.20    Form of Performance-Based Restricted Stock Unit Award Agreement for Bruce D. Hoechner, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2021.
10.21    Letter Agreement between the Company and Ramakumar Mayampurath, dated May 1, 2021, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 8, 2021.**
10.22    Form of 2019 Long-Term Equity Compensation Plan Time-Based Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed February 22, 2022.
10.23    Settlement Agreement between the Company and Starboard Value LP, dated February 26, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2023.
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
101    The following materials from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2022, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, 2021 and 2020; (vi) Notes to Consolidated Financial Statements and (vii) Cover Page.
104    The cover page from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101.
**    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROGERS CORPORATION (Registrant)
/s/ R. Colin Gouveia
R. Colin Gouveia
President and Chief Executive Officer Principal Executive Officer

March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2023, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ R. Colin Gouveia	/s/ Keith L. Barnes
R. Colin Gouveia President and Chief Executive Officer Director Principal Executive Officer	Keith L. Barnes Director

/s/ Ramakumar Mayampurath	/s/ Carol R. Jensen
Ramakumar Mayampurath Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer	Carol R. Jensen Director

/s/ Mark D. Weaver	/s/ Jeffrey J. Owens
Mark D. Weaver Chief Accounting Officer and Corporate Controller Principal Accounting Officer	Jeffrey J. Owens Director

/s/ Megan Faust	/s/ Ganesh Moorthy
Megan Faust Director	Ganesh Moorthy Director

/s/ Helene Simonet	/s/ Peter C. Wallace
Helene Simonet Director	Peter C. Wallace Director

/s/ Keith R. Larson	/s/ Bruce D. Hoechner
Keith R. Larson Director	Bruce D. Hoechner Director