Form 10-Q
period 2023-03-31
ROGERS CORP
filed 2023-04-28
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of April 24, 2023 was 18,608,617.

ROGERS CORPORATION
FORM 10-Q

March 31, 2023
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

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net sales	$243,847	$248,266
Cost of sales	164,146	162,872
Gross margin	79,701	85,394

Selling, general and administrative expenses	60,085	57,705
Research and development expenses	9,586	8,260
Restructuring and impairment charges	10,501	69
Other operating (income) expense, net	(219)	(531)
Operating income (loss)	(252)	19,891

Equity income in unconsolidated joint ventures	76	1,275
Other income (expense), net	5	267
Interest expense, net	(3,462)	(1,069)
Income (loss) before income taxes	(3,633)	20,364
Income tax expense (benefit)	(128)	3,764
Net income (loss)	$(3,505)	$16,600

Basic earnings per share	$(0.19)	$0.88
Diluted earnings per share	$(0.19)	$0.87

Shares used in computing:
Basic earnings per share	18,604	18,780
Diluted earnings per share	18,604	18,999
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$(3,505)	$16,600

Foreign currency translation adjustment	9,656	(11,757)
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 4)	94	86
Other comprehensive income (loss)	9,750	(11,671)
Comprehensive income (loss)	$6,245	$4,929
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$193,724	$235,850
Accounts receivable, less allowance for credit losses of $1,099 and $1,007	174,620	177,413
Contract assets	46,746	38,853
Inventories	177,089	182,402
Prepaid income taxes	3,908	4,042
Asbestos-related insurance receivables, current portion	3,881	3,881
Other current assets	11,913	17,426
Total current assets	611,881	659,867
Property, plant and equipment, net of accumulated depreciation of $392,217 and $381,584	361,527	358,415
Investments in unconsolidated joint ventures	12,841	14,082
Deferred income taxes	57,991	50,649
Goodwill	355,867	352,365
Other intangible assets, net of amortization	132,233	133,724
Pension assets	5,342	5,251
Asbestos-related insurance receivables, non-current portion	55,926	55,926
Other long-term assets	17,919	15,935
Total assets	$1,611,527	$1,646,214
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$52,156	$57,342
Accrued employee benefits and compensation	37,207	34,158
Accrued income taxes payable	4,553	5,504
Asbestos-related liabilities, current portion	4,968	4,968
Finance lease obligations, current portion	380	498
Other accrued liabilities	28,214	40,067
Total current liabilities	127,478	142,537
Borrowings under revolving credit facility	190,000	215,000
Pension and other postretirement benefits liabilities	1,540	1,501
Asbestos-related liabilities, non-current portion	59,996	60,065
Finance lease obligations, non-current portion	1,323	1,295
Non-current income tax	9,204	9,985
Deferred income taxes	24,026	23,557
Other long-term liabilities	19,702	19,808
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,609 and 18,574 shares issued and outstanding	18,609	18,574
Additional paid-in capital	140,214	140,702
Retained earnings	1,094,949	1,098,454
Accumulated other comprehensive loss	(75,514)	(85,264)
Total shareholders' equity	1,178,258	1,172,466
Total liabilities and shareholders' equity	$1,611,527	$1,646,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating Activities:
Net income (loss)	$(3,505)	$16,600
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	14,653	10,724
Equity compensation expense	2,053	3,202
Deferred income taxes	(7,356)	(2,013)
Equity in undistributed income of unconsolidated joint ventures	(76)	(1,275)
Dividends received from unconsolidated joint ventures	1,457	1,509
Pension and other postretirement benefits	—	29
(Gain) loss on sale or disposal of property, plant and equipment	18	(15)
UTIS fire fixed asset and inventory write-offs	—	201
Provision (benefit) for credit losses	90	(142)
Changes in assets and liabilities:
Accounts receivable	2,566	(14,384)
Proceeds from insurance/government subsidies related to operations	500	334
Contract assets	(7,934)	(3,121)
Inventories	3,933	(19,935)
Pension and postretirement benefit contributions	(3)	(24)
Other current assets	5,445	(11,099)
Accounts payable and other accrued expenses	(8,766)	(4,809)
Other, net	(1,240)	10,495
Net cash provided by (used in) operating activities	1,835	(13,723)

Investing Activities:
Disposition of business	989	—
Capital expenditures	(16,410)	(28,249)
Proceeds from insurance claims	—	2,262
Net cash used in investing activities	(15,421)	(25,987)

Financing Activities:
Repayment of debt principal and finance lease obligations	(25,118)	(146)
Line of credit issuance costs	(1,742)	—
Payments of taxes related to net share settlement of equity awards	(2,506)	(10,498)
Proceeds from issuance of shares to employee stock purchase plan	—	950
Net cash used in financing activities	(29,366)	(9,694)

Effect of exchange rate fluctuations on cash	826	(748)

Net decrease in cash and cash equivalents	(42,126)	(50,152)
Cash and cash equivalents at beginning of period	235,850	232,296
Cash and cash equivalents at end of period	$193,724	$182,144

Supplemental Disclosures:
Accrued capital additions	$2,064	$14,021
Cash paid during the year for:
Interest, net of amounts capitalized	$3,547	$1,068
Income taxes	$4,002	$7,600
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Capital Stock
Balance, beginning of period	$18,574	$18,730
Shares issued for vested restricted stock units, net of shares withheld for taxes	35	67
Shares issued for employee stock purchase plan	—	6
Balance, end of period	18,609	18,803
Additional Paid-In Capital
Balance, beginning of period	140,702	163,583
Shares issued for vested restricted stock units, net of shares withheld for taxes	(2,541)	(10,565)
Shares issued for employee stock purchase plan	—	944
Equity compensation expense	2,053	3,202
Balance, end of period	140,214	157,164
Retained Earnings
Balance, beginning of period	1,098,454	981,825
Net income (loss)	(3,505)	16,600
Balance, end of period	1,094,949	998,425
Accumulated Other Comprehensive Loss
Balance, beginning of period	(85,264)	(45,243)
Other comprehensive income (loss)	9,750	(11,671)
Balance, end of period	(75,514)	(56,914)
Total Shareholders’ Equity	$1,178,258	$1,117,478
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
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts and copper derivative contracts. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(106)	$—	$(106)
Copper derivative contracts	$—	$738	$—	$738

	Derivative Instruments at Fair Value as of December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(82)	$—	$(82)
Copper derivative contracts	$—	$500	$—	$500
(1) All balances were recorded in the “Other current assets” or “Other accrued liabilities” line items in the condensed consolidated statements of financial position.
For additional information on derivative contracts, refer to “Note 3 – Hedging Transactions and Derivative Financial Instruments.”
Note 3 – Hedging Transactions and Derivative Financial Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks being managed through our use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk (primarily related to copper). We do not use derivative instruments for trading or speculative purposes. The valuation of derivative contracts used to manage each of foreign currency and commodity risks is described below:
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
Foreign Currency
During the three months ended March 31, 2023, we entered into U.S. dollar, Korean won, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2023, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$16,131,674
USD/EUR		$8,500,000
KRW/USD	₩	3,889,350,000
JPY/EUR		¥600,000,000
Commodity
As of March 31, 2023, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2023, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
April 2023 - June 2023	69 metric tons per month
July 2023 - September 2023	69 metric tons per month
October 2023 - December 2023	69 metric tons per month
January 2024 - March 2024	69 metric tons per month

Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended
(Dollars in thousands)	Financial Statement Line Item	March 31, 2023	March 31, 2022
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$20	$(682)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$35	$331
Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2022	$(75,575)	$(9,689)	$(85,264)
Other comprehensive income (loss) before reclassifications	9,656	—	9,656
Amounts reclassified from accumulated other comprehensive loss	—	94	94
Net current-period other comprehensive income (loss)	9,656	94	9,750
Balance as of March 31, 2023	$(65,919)	$(9,595)	$(75,514)

Balance as of December 31, 2021	$(35,641)	$(9,602)	$(45,243)
Other comprehensive income (loss) before reclassifications	(11,757)	—	(11,757)
Amounts reclassified from accumulated other comprehensive loss	—	86	86
Net current-period other comprehensive income (loss)	(11,757)	86	(11,671)
Balance as of March 31, 2022	$(47,398)	$(9,516)	$(56,914)
(1) Net of taxes of $1,899 and $1,926 as of March 31, 2023 and December 31, 2022, respectively. Net of taxes of $2,100 and $2,125 as of March 31, 2022 and December 31, 2021, respectively.
Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Raw materials	$87,397	$87,851
Work-in-process	48,259	45,100
Finished goods	41,433	49,451
Total inventories	$177,089	$182,402
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2022	$115,352	$234,789	$2,224	$352,365
Foreign currency translation adjustment	1,212	2,290	—	$3,502
March 31, 2023	$116,564	$237,079	$2,224	$355,867

Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$176,359	$83,980	$92,379	$178,605	$85,569	$93,036
Technology	76,744	54,337	22,407	82,349	59,052	23,297
Trademarks and trade names	19,045	6,529	12,516	19,098	6,639	12,459
Covenants not to compete	1,497	858	639	1,919	1,199	720
Total definite-lived other intangible assets	273,645	145,704	127,941	281,971	152,459	129,512
Indefinite-lived other intangible asset	4,292	—	4,292	4,212	—	4,212
Total other intangible assets	$277,937	$145,704	$132,233	$286,183	$152,459	$133,724
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $3.3 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. The estimated future amortization expense is $10.0 million for the remainder of 2023 and $12.3 million, $10.7 million, $10.3 million and $9.9 million for 2024, 2025, 2026 and 2027, respectively.
The weighted average amortization period as of March 31, 2023, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.6 years
Technology	3.5 years
Trademarks and trade names	10.0 years
Covenants not to compete	0.8 years
Total definite-lived other intangible assets	7.1 years
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net income (loss)	$(3,505)	$16,600
Denominator:
Weighted-average shares outstanding - basic	18,604	18,780
Effect of dilutive shares	—	219
Weighted-average shares outstanding - diluted	18,604	18,999
Basic earnings per share	$(0.19)	$0.88
Diluted earnings per share	$(0.19)	$0.87
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended March 31, 2023 and 2022, 57,000 shares and 33,000 shares were excluded, respectively.

Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of March 31, 2023, we had performance-based restricted stock units from 2023 and 2021 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
The following table sets forth the assumptions used in the Monte Carlo calculation for each material award granted in 2023:

February 9, 2023
Expected volatility	53.2%
Expected term (in years)	2.9
Risk-free interest rate	4.08%
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
A summary of activity of the outstanding performance-based restricted stock units for the three months ended March 31, 2023 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2022	65,513
Awards granted	45,591
Stock issued	(8,775)
Awards cancelled	(30,963)
Awards outstanding as of March 31, 2023	71,366
We recognized $0.1 million and $1.1 million of compensation contra-expense and expense, respectively, for performance-based restricted stock units for the three months ended March 31, 2023 and 2022, respectively.
Time-Based Restricted Stock Units
As of March 31, 2023, we had time-based restricted stock unit awards from 2023, 2022, 2021 and 2020 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the three months ended March 31, 2023 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2022	124,284
Awards granted	60,499
Stock issued	(42,326)
Awards cancelled	(20,721)
Awards outstanding as of March 31, 2023	121,736
We recognized $2.1 million and $2.1 million of compensation expense for time-based restricted stock units for the three months ended March 31, 2023 and 2022, respectively.
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
A summary of activity of the outstanding deferred stock units for the three months ended March 31, 2023 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2022	6,850
Awards granted	—
Stock issued	—
Awards outstanding as of March 31, 2023	6,850
We recognized no compensation expense for deferred stock units for the three months ended March 31, 2023 and 2022, respectively.
Note 9 – Debt
In October 2020, we entered into the Fourth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement amended and restated the Third Amended Credit Agreement, and provided for a revolving credit facility with up to a $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, in addition to a $175.0 million accordion feature. Borrowings could have been used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement extended the maturity, the date on which all amounts borrowed or outstanding under the Fourth Amended Credit Agreement are due, from February 17, 2022 to March 31, 2024.
All obligations under the Fourth Amended Credit Agreement were guaranteed by each of our existing and future material domestic subsidiaries, as defined in the Fourth Amended Credit Agreement (the Previous Guarantors). The obligations were also secured by a Fourth Amended and Restated Pledge and Security Agreement, dated as of October 16, 2020, entered into by us and the Previous Guarantors which granted to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of our and the Previous Guarantors’ non-real estate assets. These assets included, but were not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
On March 5, 2021, the U.K. Financial Conduct Authority (FCA) publicly announced that immediately after December 31, 2021, publication of most Euro, Swiss Franc, Japanese Yen and Pound Sterling LIBOR settings will permanently cease. On October 15, 2021, Rogers Corporation and JPMorgan Chase Bank, N.A. entered into an amendment (Amendment No. 1) to the Fourth Amended Credit Agreement to adopt a new benchmark interest rate to replace the discontinued LIBOR reference rates.
Borrowings under the Fourth Amended Credit Agreement could have been made as alternate base rate loans, euro-currency loans, or RFR loans. Alternate base rate loans bore interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate was the greatest of (a) the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1%, and (c) the adjusted LIBOR for a one-month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bore interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. RFR loans bore interest based upon the Sterling Overnight Index Average (SONIA) plus 0.0326% plus a spread of 162.5 to 200.0 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incurred an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fourth Amended Credit Agreement.
The Fourth Amended Credit Agreement contained customary representations and warranties, covenants, mandatory prepayments and events of default under which our payment obligations may be accelerated. If an event of default occurred, the lenders may have, among other things, terminated their commitments and declared all outstanding borrowings to be immediately due and payable together with accrued interest and fees. The financial covenants included requirements to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We were permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents against indebtedness in the calculation of the total net leverage ratio.
The Fourth Amended Credit Agreement generally permitted us to pay cash dividends to our shareholders, provided that (i) no default or event of default had occurred and was continuing or would have resulted from the dividend payment and (ii) our total net leverage ratio did not exceed 2.75 to 1.00. If our total net leverage ratio exceeded 2.75 to 1.00, we may have nonetheless made up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default had occurred and was continuing or would have resulted from the payments.
On March 24, 2023, we entered into a Fifth Amended and Restated Credit Agreement (the Fifth Amended Credit Agreement) with each of the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A. as Co-Syndication Agents. The Fifth Amended Credit Agreement amends and restates the Fourth Amended Credit Agreement, and provides for (1) a revolving credit facility with up to $450.0 million of revolving loans, with sub-limits for multicurrency borrowings, letters of credit and swing-line notes, and (2) a $225.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for the general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fifth Amended Credit Agreement). The Fifth Amended Credit Agreement extends the maturity, the date on which all amounts borrowed or outstanding under the Fifth Amended Credit Agreement are due, from March 31, 2024 to March 24, 2028.
All obligations under the Fifth Amended Credit Agreement are guaranteed by each of our existing and future material domestic subsidiaries, as defined in the Fifth Amended Credit Agreement (the Guarantors). The obligations are also secured by a Fifth Amended and Restated Pledge and Security Agreement, dated as of March 24, 2023, entered into by us and the Guarantors which grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of ours and the Guarantors. These assets included, but were not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50 basis points, and (3) the one-month Term Secured Overnight Financial Rate (SOFR) plus 110 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted Euro Interbank Offered Rate (EURIBOR), or the Adjusted (Tokyo Interbank Offered Rate (TIBOR) (each as defined in the Fifth Amended Credit Agreement) will bear interest based on screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of March 31, 2023, the spread was 175.0 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio did not exceed 2.75 to 1.00. If our total net leverage ratio exceeded 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of March 31, 2023.
There were no borrowings under the Fifth Amended Credit Agreement for the three months ended March 31, 2023 and there were no borrowings under the Fourth Amended Credit Agreement for the three months ended March 31, 2022. We are not required to make any quarterly principal payments under the Fifth Amended Credit Agreement, and we were not required to make any quarterly principal payments under the Fourth Amended Credit Agreement. We made a $25.0 million of discretionary principal payment for the three months ended March 31, 2023, and no discretionary principal payments for the three months ended March 31, 2022.
We had $190.0 million outstanding borrowings under our revolving credit facility as of March 31, 2023, and $215.0 million as of December 31, 2022. We had $2.4 million and $0.9 million of outstanding line of credit issuance costs as of March 31, 2023 and December 31, 2022, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
Note 10 - Leases
Finance Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three-month period ended March 31, 2023 and 2022. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three-month periods ended March 31, 2023 and 2022.
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
Our expenses and payments for operating leases were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Operating leases expense	$991	$692
Short-term leases expense	$138	$122
Payments on operating lease obligations	$807	$869
Lease Balances in Statements of Financial Position
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	March 31, 2023	December 31, 2022
Finance lease right-of-use assets	Property, plant and equipment, net	$1,752	$1,749
Operating lease right-of-use assets	Other long-term assets	$13,219	$13,013

Finance lease obligations, current portion	Finance lease obligations, current portion	$380	$498
Finance lease obligations, non-current portion	Finance lease obligations, non-current portion	$1,323	$1,295
Total finance lease obligations		$1,703	$1,793

Operating lease obligations, current portion	Other accrued liabilities	$3,175	$2,842
Operating lease obligations, non-current portion	Other long-term liabilities	$10,633	$10,689
Total operating lease obligations		$13,808	$13,531

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of March 31, 2023:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2023	353	(7)	346	2,953	(87)	2,866
2024	416	(9)	407	3,082	(194)	2,888
2025	416	(10)	406	2,651	(178)	2,473
2026	409	(10)	399	2,216	(111)	2,105
2027	199	(10)	189	1,371	(6)	1,365
Thereafter	149	(2)	147	4,718	—	4,718
Total lease payments	1,942	(48)	1,894	16,991	(576)	16,415
Less: Interest	(197)	6	(191)	(2,647)	40	(2,607)
Present Value of Net Future Minimum Lease Payments	1,745	(42)	1,703	14,344	(536)	13,808
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	4.5 years	6.3 years
Weighted Average Discount Rate	5.55%	4.97%
Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of March 31, 2023, we had one qualified noncontributory defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits in 2013. Additionally, we sponsor other postretirement benefit plans, including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2023	2022	2023	2022
Service cost	$—	$—	$19	$10
Interest cost	268	191	17	8
Expected return of plan assets	(356)	(340)	—	—
Amortization of prior service credit	—	—	—	—
Amortization of net loss (gain)	122	111	(2)	—
Net periodic benefit (credit) cost	$34	$(38)	$34	$18
Employer Contributions
There were no required or voluntary contributions made to the Union Plan for each of the three months ended March 31, 2023 and 2022. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2023.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three months ended March 31, 2023 and 2022, using cash from operations.

Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $2.0 million of aggregate remediation costs through March 31, 2023, and the accrual for future remediation efforts is $0.7 million.
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
The following table summarizes the change in number of asbestos claims outstanding for the three months ended March 31, 2023:

Asbestos Claims
Claims outstanding as of January 1, 2023	537
New claims filed	39
Pending claims concluded(1)	18
Claims outstanding as of March 31, 2023	594
(1) For the three months ended March 31, 2023, 17 claims were dismissed and 1 claim was settled. Settlements were immaterial for the three months ended March 31, 2023.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us that it intends to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three month periods ended March 31, 2023 and 2022, respectively, related to such costs.
The amounts recorded for the asbestos-related liability and the related insurance receivables are based on facts known at the time and a number of assumptions. However, projecting for future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, the length of time it takes to dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

Changes recorded in the estimated liability and estimated insurance recovery based on projections of asbestos litigation and corresponding insurance coverage, result in the recognition of expense or income.
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Asbestos-related liabilities	$64,964	$65,033
Asbestos-related insurance receivables	$59,807	$59,807
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
Note 13 – Income Taxes
Our effective income tax rate was 3.5% and 18.5% for the three months ended March 31, 2023 and 2022, respectively. The decrease from the first quarter of 2022 was primarily due to the increase in the current quarter valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized, as well as the decrease in the excess tax benefits associated with stock compensation windfalls.
The total amount of unrecognized tax benefits as of March 31, 2023 was $9.0 million, of which $7.8 million would affect our effective tax rate if recognized. Additionally, the balance of unrecognized tax benefits as of March 31, 2023 also included $1.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2023, we had $1.4 million accrued for the payment of interest.
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
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in electric and hybrid electric vehicles (EV/HEV), automotive (i.e., advanced driver assistance systems (ADAS)), aerospace and defense (i.e., antenna systems, communication systems and phased array radar systems), renewable energy (i.e., wind and solar), wireless infrastructure (i.e., power amplifiers, antennas and small cells), mass transit, industrial (variable frequency drives), connected devices (i.e., mobile internet devices and thermal solutions) and wired infrastructure (i.e., computing and internet protocol (IP) infrastructure) markets.
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; and polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets.
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

The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2023
Net sales - recognized over time	$62,419	$8,966	$3,911	$75,296
Net sales - recognized at a point in time	73,449	93,275	1,827	168,551
Total net sales	$135,868	$102,241	$5,738	$243,847
Operating income	$(5,509)	$3,217	$2,040	$(252)

Three Months Ended March 31, 2022
Net sales - recognized over time	$70,486	$3,046	$4,373	$77,905
Net sales - recognized at a point in time	62,667	107,194	500	170,361
Total net sales	$133,153	$110,240	$4,873	$248,266
Operating income	$1,304	$16,997	$1,590	$19,891
Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2023
United States	$21,549	$41,869	$1,131	$64,549
Other Americas	2,301	9,256	131	11,688
Total Americas	23,850	51,125	1,262	76,237
China	38,436	20,175	2,399	61,010
Other APAC	24,837	6,995	522	32,354
Total APAC	63,273	27,170	2,921	93,364
Germany	24,001	8,034	143	32,178
Other EMEA	24,744	15,912	1,412	42,068
Total EMEA	48,745	23,946	1,555	74,246
Total net sales	$135,868	$102,241	$5,738	$243,847
Three Months Ended March 31, 2022
United States	$29,207	$45,389	$843	$75,439
Other Americas	973	2,587	168	3,728
Total Americas	30,180	47,976	1,011	79,167
China	36,079	30,987	1,814	68,880
Other APAC	20,097	6,716	508	27,321
Total APAC	56,176	37,703	2,322	96,201
Germany	20,553	8,738	270	29,561
Other EMEA	26,244	15,823	1,270	43,337
Total EMEA	46,797	24,561	1,540	72,898
Total net sales	$133,153	$110,240	$4,873	$248,266
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

Contract assets by operating segment were as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Advanced Electronics Solutions	37,862	$33,736
Elastomeric Material Solutions	5,409	1,584
Other	3,475	3,533
Total contract assets	46,746	$38,853
We did not have any contract liabilities as of March 31, 2023 or December 31, 2022. No impairment losses were recognized for the three-month periods ended March 31, 2023 and 2022, respectively, on any receivables or contract assets arising from our contracts with customers.
Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, which contains restructuring charges and related expenses, as well as impairment charges, were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Restructuring charges
Manufacturing footprint optimization	$—	$69
Global workforce reduction	7,028	—
Facility consolidations	3,473	—
Total restructuring charges	10,501	69
Total restructuring and impairment charges	$10,501	$69
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Advanced Electronics Solutions
Allocated restructuring charges	$5,446	$69
Elastomeric Material Solutions
Allocated restructuring charges	5,055	—
Total restructuring and impairment charges	$10,501	$69
Restructuring Charges - Global Workforce Reduction
On February 16, 2023, we announced a reduction in force plan of our global workforce that is expected to be completed in the first half of 2023. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate that we will incur approximately $7.5 million to $8.5 million in pre-tax restructuring charges related to this plan, all of which are expected to be in the form of cash-based expenditures and substantially all of which are expected to be related to employee severance and other termination benefits.

(Dollars in thousands)	Global Workforce Reduction Restructuring Severance and Related Benefits
Balance as of December 31, 2022	$—
Provisions	6,996
Payments	(2,368)
Foreign currency translation adjustment	61
Balance as of March 31, 2023	$4,689

Restructuring Charges - Facility Consolidations
In late 2022 and early 2023, we announced our intention to exit certain facilities in the U.S. and Asia. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate that we will incur approximately $5.5 million to $6.5 million in pre-tax restructuring charges related to these facility consolidations, most of which are expected to be in the form of accelerated depreciation.
As part of our facility consolidations plan, on February 17, 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business in our EMS operating segment for a purchase price of $1.8 million. The first phase of the deal, which pertained to the net assets other than the land and building, was completed in late March 2023, while the second phase, which pertains to the sale of the land and building, is expected to be completed in the second quarter of 2023. Of the $1.8 million purchase price, $1.0 million and $0.8 million was allocated to the first and second phases of the deal, respectively. First phase of the deal included $3.7 million in assets and $3.1 million in liabilities. The assets were primarily comprised of accounts receivable, contract assets and inventories, while the liabilities primarily comprised of accounts payable and other accrued liabilities, along with the previously recognized accrual against the net assets of the business based on the estimated fair value of the business in December 2022. We incurred $1.2 million of selling costs in the first quarter of 2023, which were recorded in “Selling, general and administrative expenses” in our condensed consolidated statements of operations.
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
UTIS fire
Inventory charges	—	201
Professional services	263	434
Lease obligations	—	232
Compensation & benefits	—	796
Other	—	11
Insurance recoveries	(500)	(2,190)
Total UTIS fire	(237)	(516)
(Gain) loss on sale or disposal of property, plant and equipment	18	(15)
Total other operating (income) expense, net	$(219)	$(531)
In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea, which manufactures eSorba® polyurethane foams used in portable electronics and display applications. The site was safely evacuated and there were no reported injuries; however, there was extensive damage to the manufacturing site and some damage to nearby property. Commercial production at our new location in Siheung, South Korea commenced in late January 2023.
In connection with the UTIS fire, we recognized insurance recoveries of $0.5 million related to our ongoing insurance claims for business interruption and property damage for the three months ended March 31, 2023. We incurred $0.3 million for various professional services for the three months ended March 31, 2023, in connection with the pursuit of our insurance claims.
In connection with the UTIS fire, we recognized insurance recoveries of $2.2 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees for the three months ended March 31, 2022. We incurred $0.4 million for various professional services for the three months ended March 31, 2022, in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $0.8 million for compensation and benefits for UTIS manufacturing employees subsequent to the fire for the three months ended March 31, 2022.

Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Interest on revolving credit facility	$(3,380)	$(839)
Line of credit fees	(302)	(138)
Debt issuance amortization costs	(282)	(179)
Interest income	505	108
Other	(3)	(21)
Total interest expense, net	$(3,462)	$(1,069)
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
•uncertain business, economic and political conditions in the United States (U.S.) and abroad, particularly in China, Germany, Belgium, England, South Korea and Hungary where we maintain significant manufacturing, sales or administrative operations;
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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report, including under the section entitled “Risk Factors” in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report) and our other reports filed with the Securities and Exchange Commission, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
As a market-driven organization, we are focused on capitalizing on growth opportunities in the increasing electrification of vehicles, including electric and hybrid electric vehicles (EV/HEV), and increasing use of advanced driver assistance systems (ADAS) in the automotive industry, the advancement of communication systems in aerospace and defense, the growth of 5G smartphones in the portable electronics industry and in renewable energy. In addition to our focus on these markets, we sell into a variety of other markets including general industrial, wireless infrastructure and mass transit.
Our growth strategy is based on addressing trends in these markets and applying our repeatable customer engagement process. Our sales engineers and technical service employees work closely with our customers to understand their complex challenges. They then leverage our innovation and technology capabilities and deep applications expertise to provide unique solutions to customers’ challenges. In addition to these capabilities, our strategy for success as a manufacturer of engineered materials and components is also built on our reputation for high performance and reliability solutions, trusted customer relationships, a broad product portfolio and custom design capabilities. Through this strategy we expect to be able to drive further commercial wins, which provide the potential for higher growth in the future. We have also expanded our capabilities through organic investment and acquisitions and strive to ensure high quality solutions for our customers.
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
If we are able to successfully execute on our strategy, we see an opportunity to return to historical levels of profitability and accelerate revenue growth, relative to 2022, over the next several years, led by organic growth and complemented by targeted acquisitions. This outlook is supported by our participation in a number of fast-growing markets and by our strong competitive positions in these markets. The fastest growing market opportunity is expected to be EV/HEV where third-party analysis projects that the market will grow at compound annual growth rate of between 20% and 25% over the next several years. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. In each of these areas we have secured a number of design wins and have a strong opportunity pipeline, which provides confidence in our growth outlook. Other markets with a strong growth trajectory include ADAS, aerospace and defense, portable electronics and renewable energy. Each of these markets is expected to contribute to our growth.
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
COVID-19 Update
The global COVID-19 pandemic has affected and continues to affect Rogers’ business, operations and demand from customers. Surges in COVID-19 cases in China during 2022 resulted in lockdowns as well as various restrictions. These measures have not disrupted our manufacturing efforts, however, they have caused logistics challenges. Even since China ended its zero COVID policy in late 2022, although a significant percentage of our employees in Suzhou, China were diagnosed with COVID, our manufacturing has not been materially disrupted and to date we have received no reports of permanent disability or death among our employees. We expect that the COVID-19 pandemic will have a continuing but uncertain impact on our business and operations in the short- and medium-term.
Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the first quarter of 2023 as compared to the first quarter of 2022, our net sales decreased approximately 1.8% to $243.8 million, our gross margin decreased approximately 170 basis points to 32.7% from 34.4%, and we had an operating loss of 0.1% compared to operating income of 8.0%, an approximately 810 basis points decrease.
•We made a $25.0 million discretionary principal payment on our revolving credit facility at the end of the first quarter of 2023.
•We recognized restructuring charges of $10.5 million in the first quarter of 2023 related to the previously announced reduction in force plan of our global workforce and facility consolidation plans that are expected to be completed in the first half of 2023.
•On February 17, 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business for a purchase price of $1.8 million. The first phase of the deal was completed in late March 2023, while the second phase is expected to be completed in the second quarter of 2023. The second phase of the deal pertains to the sale of the land and building to the buyer of the high-performance engineered cellular elastomer business.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net sales	100.0%	100.0%
Gross margin	32.7%	34.4%

Selling, general and administrative expenses	24.6%	23.2%
Research and development expenses	3.9%	3.3%
Restructuring and impairment charges	4.3%	—%
Other operating (income) expense, net	—%	(0.1)%
Operating income (loss)	(0.1)%	8.0%

Equity income in unconsolidated joint ventures	—%	0.5%
Other income (expense), net	—%	0.1%
Interest expense, net	(1.4)%	(0.4)%
Income (loss) before income taxes	(1.5)%	8.2%

Income tax expense (benefit)	(0.1)%	1.5%

Net income (loss)	(1.4)%	6.7%

Net Sales and Gross Margin
	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net sales	$243,847	$248,266
Gross margin	$79,701	$85,394
Percentage of net sales	32.7%	34.4%
Net sales decreased by 1.8% in the first quarter of 2023 compared to the first quarter of 2022. Our AES and EMS operating segments had a net sales increase of 2.0% and a net sales decrease of 7.3%, respectively. The decrease in net sales was primarily due to lower net sales in the wireless infrastructure market in our AES operating segment and lower net sales in the EV/HEV, portable electronics and general industrial markets in our EMS operating segment. The decrease was partially offset by higher net sales in the EV/HEV and renewable energy markets in our AES operating segment and higher net sales in the mass transit market in our EMS operating segment. Net sales were unfavorably impacted by foreign currency impacts of $7.4 million, or 3.0%, due to the depreciation in value of the euro, the Chinese renminbi and the British pound relative to the U.S. dollar.
Gross margin as a percentage of net sales decreased approximately 170 basis points to 32.7% in the first quarter of 2023 compared to 34.4% in the first quarter of 2022. Gross margin in the first quarter of 2023 was unfavorably impacted by lower volume and unfavorable mix, as well as higher inventory reserves provisions in our AES and EMS operating segments, as well as unfavorable factory utilization and unfavorable yield performance in our EMS operating segment. This was partially offset by lower freight, duties and tariffs costs in our AES and EMS operating segments, as well as favorable yield performance in our AES operating segment.

Selling, General and Administrative Expenses
	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Selling, general and administrative expenses	$60,085	$57,705
Percentage of net sales	24.6%	23.2%

Selling, general and administrative (SG&A) expenses increased 4.1% in the first quarter of 2023 from the first quarter of 2022, primarily due to a $8.3 million increase in professional services, a $0.9 million increase in fixed asset depreciation expense and $0.4 million in travel expenses, partially offset by a $7.9 million decrease in total compensation and benefits and a $1.0 million decrease in other intangible asset amortization expense.
The decrease in total compensation and benefits was primarily due to the $6.5 million discretionary RESIP contribution in 2022 and a $0.9 million decrease in the impact for retention awards issued in connection with the terminated DuPont merger, on a quarter-to-date basis. The increase in professional services expense is primarily due to $7.6 million of expenses related to non-routine shareholder advisory costs and $1.0 million of expenses in connection with the sale of our high-performance engineered cellular elastomer business, partially offset by a $2.8 million decrease in expenses incurred related to the terminated merger with DuPont and $0.4 million decrease in expenses incurred related to our acquisition of Silicone Engineering, on a quarter-to-date basis.

Research and Development Expenses
	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Research and development expenses	$9,586	$8,260
Percentage of net sales	3.9%	3.3%
R&D expenses increased 16.1% in the first quarter of 2023 from the first quarter of 2022 due to increases in trial costs for alternative raw materials and total compensation and benefits expense.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Restructuring and impairment charges	$10,501	$69
Other operating (income) expense, net	$(219)	$(531)
We incurred restructuring charges and related expenses associated with the announced reduction in force plan of our global workforce along with certain facility consolidation efforts, which are expected to be completed in the first half of 2023. The plans are expected to significantly reduce our manufacturing costs and operating expenses. We recognized restructuring charges and related expenses pertaining to these restructuring projects of $10.5 million in the first quarter of 2023. For additional information, refer to “ Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
With respect to other operating (income) expense, net, we recognized income of $0.2 million and expense of $0.5 million in the first quarter of 2023 and 2022, respectively. The impact in the first quarter of 2022 primarily consisted of insurance recoveries, partially offset by professional service costs, compensation and benefits for certain of our UTIS employees, costs incurred under our manufacturing facility lease agreement and inventory charges. For additional information, refer to “ Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Equity income in unconsolidated joint ventures	$76	$1,275
As of March 31, 2023, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 94.0% in the first quarter of 2023 from the first quarter of 2022. On a quarter-to-date basis, the decrease was due to lower net sales and unfavorable productivity performance for RIC and RIS.

Other Income (Expense), Net
	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Other income (expense), net	$5	$267
Other income (expense), net decreased to income of less than $0.1 million in the first quarter of 2023 from expense of $0.3 million in the first quarter of 2022. On a quarter-to-date basis, the decrease was due to the unfavorable impacts from our foreign currency transactions and the unfavorable impacts from our copper derivative contracts, partially offset by favorable impacts from our foreign currency derivatives.

Interest Expense, Net
	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Interest expense, net	$(3,462)	$(1,069)
Interest expense, net, increased by $2.4 million in the first quarter of 2023 from the first quarter of 2022. The increase on quarter-to-date basis was primarily due to a higher weighted-average interest rate, as well as a higher weighted-average borrowings under our revolving credit facility.

Income Taxes
	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Income tax expense (benefit)	$(128)	$3,764
Effective tax rate	3.5%	18.5%
Our effective income tax rate was 3.5% and 18.5% for the three months ended March 31, 2023 and 2022, respectively. The decrease from the first quarter of 2022 was primarily due to the increase in the current quarter valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized, as well as the decrease in the excess tax benefits associated with stock compensation windfalls.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net sales	$135,868	$133,153
Operating income (loss)	$(5,509)	$1,304
AES net sales increased by 2.0% in the first quarter of 2023 compared to the first quarter of 2022. The increase in net sales over the first quarter of 2022 was primarily driven by higher net sales in the EV/HEV and renewable energy markets, partially offset by lower net sales in the wireless market. Net sales were unfavorably impacted by foreign currency fluctuations of $4.3 million, or 3.3%, due to the depreciation in value of the euro and the Chinese renminbi relative to the U.S. dollar.
We recognized operating loss of $5.5 million in the first quarter of 2023 compared to operating income of $1.3 million in the first quarter of 2022. The decrease in operating income was primarily due to unfavorable year-over-year changes in restructuring charges and shared service operating expense allocations driven by non-routine shareholder advisory costs, partially offset by a year-over-year decrease in costs related to the terminated DuPont merger. The decrease in operating income was also due to lower volume and unfavorable mix, as well as a higher inventory reserves provision. This was partially offset by lower freight, duties and tariffs costs. As a percentage of net sales, the operating loss in the first quarter of 2023 was 4.1% compared to 1.0% of operating income reported in the first quarter of 2022.
Elastomeric Material Solutions

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net sales	$102,241	$110,240
Operating income (loss)	$3,217	$16,997
EMS net sales decreased by 7.3% in the first quarter of 2023 compared to the first quarter of 2022. The decrease in net sales over the first quarter of 2022 was primarily driven by lower net sales in the EV/HEV, portable electronics and general industrial markets, partially offset by higher net sales in the mass transit market. Net sales were unfavorably impacted by foreign currency fluctuations of $2.9 million, or 2.6%, due to the depreciation in value of the euro, the Chinese renminbi and the British pound relative to the U.S. dollar.
We recognized operating income of $3.2 million in the first quarter of 2023 compared to operating income of $17.0 million in the first quarter of 2022. The decrease in operating income was primarily due to unfavorable year-over-year changes in restructuring charges and shared service operating expense allocations driven by non-routine shareholder advisory costs, partially offset by a year-over-year decrease in costs related to the terminated DuPont merger. The decrease in operating income was also due to lower volume and unfavorable mix, as well as a higher inventory reserves provision. This was partially offset by lower freight, duties and tariffs costs. As a percentage of net sales, operating income in the first quarter of 2023 was 3.1% compared to 15.4% reported in the first quarter of 2022.
Other

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net sales	$5,738	$4,873
Operating income (loss)	$2,040	$1,590
Net sales in this segment increased by 17.8% in the first quarter of 2023 from the first quarter of 2022. Operating income increased 28.3% in the first quarter of 2023 compared to the first quarter of 2022. The increase in operating income was primarily driven by higher volume. As a percentage of net sales, operating income in the first quarter of 2023 was 35.6%, a 300 basis point increase as compared to 32.6% in the first quarter of 2022.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	March 31, 2023	December 31, 2022
United States	$81,437	$119,931
Europe	59,186	69,877
Asia	53,101	46,042
Total cash and cash equivalents	$193,724	$235,850
Approximately $112.3 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of March 31, 2023. We did not make any changes in the three months ended March 31, 2023 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Key Financial Position Accounts:
Cash and cash equivalents	$193,724	$235,850
Accounts receivable, net	$174,620	$177,413
Inventories	$177,089	$182,402
Borrowings under revolving credit facility	$190,000	$215,000
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2022 to March 31, 2023 were as follows:
•Cash and cash equivalents were $193.7 million as compared to $235.9 million as of December 31, 2022, a decrease of $42.1 million, or 17.9%. This decrease was primarily due to a $25.0 million discretionary principal payment on our revolving credit facility, $16.4 million in capital expenditures and $2.5 million in tax payments related to net share settlement of equity awards.
•Accounts receivable, net decreased 1.6% to $174.6 million as of March 31, 2023 from $177.4 million as of December 31, 2022. The decrease from year-end was primarily due to a $3.3 million decrease in our income taxes receivable, partially offset by higher net sales at the end of the first quarter of 2023 compared to at the end of 2022.
•Inventories decreased 2.9% to $177.1 million as of March 31, 2023, from $182.4 million as of December 31, 2022, primarily driven by higher inventory reserves provisions.

•Borrowings under revolving credit facility were $190.0 million as of March 31, 2023 compared to $215.0 million as of December 31, 2022. This decrease was due to a $25.0 million discretionary principal payment on our revolving credit facility made at the end of the first quarter of 2023. For additional information regarding this facility and the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Key Cash Flow Measures:
Net cash provided by (used in) operating activities	$1,835	$(13,723)
Net cash used in investing activities	$(15,421)	$(25,987)
Net cash used in financing activities	$(29,366)	$(9,694)
In 2023, we expect capital spending to be in the range of approximately $65.0 million to $75.0 million. We plan to fund our capital spending in 2023 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2023.
Contingencies
During the first quarter of 2023, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the first quarter of 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2023. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2023. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
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
Item 6.    Exhibits

List of Exhibits:

3.1	Restated Articles of Organization of Rogers Corporation, as amended, incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3.2	Amended and Restated Bylaws of Rogers Corporation, effective December 7, 2022, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2022.

10.1	Fifth Amended and Restated Credit Agreement, dated as of March 24, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2023.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and March 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and March 31, 2022, (iii) Condensed Consolidated Statements of Financial Position as of March 31, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and March 31, 2022, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: April 27, 2023