Form 10-Q
period 2023-06-30
ROGERS CORP
filed 2023-08-04
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 31, 2023 was 18,616,046.

ROGERS CORPORATION
FORM 10-Q

June 30, 2023
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$230,821	$251,970	$474,668	$500,236
Cost of sales	151,204	165,452	315,350	328,324
Gross margin	79,617	86,518	159,318	171,912

Selling, general and administrative expenses	46,128	56,138	106,213	113,843
Research and development expenses	8,098	8,050	17,684	16,310
Restructuring and impairment charges	3,939	677	14,440	746
Other operating (income) expense, net	(6,442)	(1,743)	(6,661)	(2,274)
Operating income	27,894	23,396	27,642	43,287

Equity income in unconsolidated joint ventures	842	1,800	918	3,075
Other income (expense), net	(757)	319	(752)	586
Interest expense, net	(2,837)	(1,548)	(6,299)	(2,617)
Income before income taxes	25,142	23,967	21,509	44,331
Income tax expense (benefit)	7,278	6,084	7,150	9,848
Net income	$17,864	$17,883	$14,359	$34,483

Basic earnings per share	$0.96	$0.95	$0.77	$1.83
Diluted earnings per share	$0.96	$0.94	$0.77	$1.82

Shares used in computing:
Basic earnings per share	18,627	18,813	18,615	18,797
Diluted earnings per share	18,683	18,992	18,659	18,996
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$17,864	$17,883	$14,359	$34,483

Foreign currency translation adjustment	4,390	(33,591)	14,046	(45,348)
Pension and other postretirement benefits:
Actuarial net loss incurred, net of tax (Note 4)	—	(15)	—	(15)
Amortization of loss, net of tax (Note 4)	93	87	187	173
Other comprehensive income (loss)	4,483	(33,519)	14,233	(45,190)
Comprehensive income (loss)	$22,347	$(15,636)	$28,592	$(10,707)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$141,452	$235,850
Accounts receivable, less allowance for credit losses of $1,003 and $1,007	186,700	177,413
Contract assets	42,223	38,853
Inventories	169,675	182,402
Prepaid income taxes	3,724	4,042
Asbestos-related insurance receivables, current portion	3,881	3,881
Other current assets	35,124	17,426
Total current assets	582,779	659,867
Property, plant and equipment, net of accumulated depreciation of $380,363 and $381,584	346,335	358,415
Investments in unconsolidated joint ventures	12,760	14,082
Deferred income taxes	60,165	50,649
Goodwill	358,641	352,365
Other intangible assets, net of amortization	130,551	133,724
Pension assets	5,432	5,251
Asbestos-related insurance receivables, non-current portion	55,926	55,926
Other long-term assets	15,788	15,935
Total assets	$1,568,377	$1,646,214
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$51,233	$57,342
Accrued employee benefits and compensation	33,591	34,158
Accrued income taxes payable	7,616	5,504
Asbestos-related liabilities, current portion	4,968	4,968
Finance lease obligations, current portion	355	498
Other accrued liabilities	20,817	40,067
Total current liabilities	118,580	142,537
Borrowings under revolving credit facility	130,000	215,000
Pension and other postretirement benefits liabilities	1,579	1,501
Asbestos-related liabilities, non-current portion	59,884	60,065
Finance lease obligations, non-current portion	1,253	1,295
Non-current income tax	9,450	9,985
Deferred income taxes	24,443	23,557
Other long-term liabilities	17,571	19,808
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,616 and 18,574 shares issued and outstanding	18,616	18,574
Additional paid-in capital	145,219	140,702
Retained earnings	1,112,813	1,098,454
Accumulated other comprehensive loss	(71,031)	(85,264)
Total shareholders' equity	1,205,617	1,172,466
Total liabilities and shareholders' equity	$1,568,377	$1,646,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating Activities:
Net income	$14,359	$34,483
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,376	22,980
Equity compensation expense	7,072	8,056
Deferred income taxes	(8,917)	(8,728)
Equity in undistributed income of unconsolidated joint ventures	(918)	(3,075)
Dividends received from unconsolidated joint ventures	1,457	1,509
Pension and other postretirement benefits	—	23
(Gain) loss on sale or disposal of property, plant and equipment	(486)	(18)
Impairment charges	—	212
UTIS fire fixed asset and inventory write-offs	—	200
Provision (benefit) for credit losses	(66)	89
Changes in assets and liabilities:
Accounts receivable	(11,448)	(27,116)
Proceeds from insurance/government subsidies related to operations	1,043	334
Contract assets	(3,437)	(3,964)
Inventories	11,568	(41,702)
Pension and postretirement benefit contributions	(6)	(117)
Other current assets	(1,453)	(5,962)
Accounts payable and other accrued expenses	(17,354)	(1,976)
Other, net	(2,249)	13,096
Net cash provided by (used in) operating activities	17,541	(11,676)

Investing Activities:
Acquisition of business, net of cash received	—	(1,300)
Disposition of business	989	—
Capital expenditures	(27,881)	(53,205)
Proceeds from the sale of property, plant and equipment, net	550	—
Proceeds from insurance claims	1,755	2,262
Net cash used in investing activities	(24,587)	(52,243)

Financing Activities:
Proceeds from borrowings under revolving credit facility	—	70,000
Repayment of debt principal and finance lease obligations	(85,235)	(143)
Line of credit issuance costs	(1,742)	—
Payments of taxes related to net share settlement of equity awards	(2,513)	(10,623)
Proceeds from issuance of shares to employee stock purchase plan	—	950
Net cash provided by (used in) financing activities	(89,490)	60,184

Effect of exchange rate fluctuations on cash	2,138	(3,229)

Net decrease in cash and cash equivalents	(94,398)	(6,964)
Cash and cash equivalents at beginning of period	235,850	232,296
Cash and cash equivalents at end of period	$141,452	$225,332

Supplemental Disclosures:
Accrued capital additions	$1,163	$13,527
Cash paid during the year for:
Interest, net of amounts capitalized	$6,692	$2,550
Income taxes	$5,550	$13,426
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Capital Stock
Balance, beginning of period	$18,609	$18,803	$18,574	$18,730
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	1	35	68
Shares issued for employee stock purchase plan	—	—	—	6
Shares issued to directors	7	7	7	7
Balance, end of period	18,616	18,811	18,616	18,811
Additional Paid-In Capital
Balance, beginning of period	140,214	157,164	140,702	163,583
Shares issued for vested restricted stock units, net of shares withheld for taxes	(7)	(126)	(2,548)	(10,691)
Shares issued for employee stock purchase plan	—	—	—	944
Shares issued to directors	(7)	(7)	(7)	(7)
Equity compensation expense	5,019	4,854	7,072	8,056
Balance, end of period	145,219	161,885	145,219	161,885
Retained Earnings
Balance, beginning of period	1,094,949	998,425	1,098,454	981,825
Net income	17,864	17,883	14,359	34,483
Balance, end of period	1,112,813	1,016,308	1,112,813	1,016,308
Accumulated Other Comprehensive Loss
Balance, beginning of period	(75,514)	(56,914)	(85,264)	(45,243)
Other comprehensive income (loss)	4,483	(33,519)	14,233	(45,190)
Balance, end of period	(71,031)	(90,433)	(71,031)	(90,433)
Total Shareholders’ Equity	$1,205,617	$1,106,571	$1,205,617	$1,106,571
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts and copper derivative contracts. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of June 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(6)	$—	$(6)
Copper derivative contracts	$—	$461	$—	$461

	Derivative Instruments at Fair Value as of December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(82)	$—	$(82)
Copper derivative contracts	$—	$500	$—	$500
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
Foreign Currency
During the three months ended June 30, 2023, we entered into U.S. dollar, Korean won, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2023, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$13,538,040
USD/EUR		$3,000,000
KRW/USD	₩	3,906,600,000
JPY/EUR		¥500,000,000
Commodity
As of June 30, 2023, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2023, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
July 2023 - September 2023	69 metric tons per month
October 2023 - December 2023	69 metric tons per month
January 2024 - March 2024	69 metric tons per month
April 2024 - June 2024	69 metric tons per month

Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended		Six Months Ended
(Dollars in thousands)	Financial Statement Line Item	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$815	$(236)	$835	$(918)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(455)	$(1,129)	$(420)	$(798)
Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2022	$(75,575)	$(9,689)	$(85,264)
Other comprehensive income (loss) before reclassifications	14,046	—	14,046
Amounts reclassified from accumulated other comprehensive loss	—	187	187
Net current-period other comprehensive income (loss)	14,046	187	14,233
Balance as of June 30, 2023	$(61,529)	$(9,502)	$(71,031)

Balance as of December 31, 2021	$(35,641)	$(9,602)	$(45,243)
Other comprehensive income (loss) before reclassifications	(45,348)	—	(45,348)
Amounts reclassified from accumulated other comprehensive loss	—	158	158
Net current-period other comprehensive income (loss)	(45,348)	158	(45,190)
Balance as of June 30, 2022	$(80,989)	$(9,444)	$(90,433)
(1) Net of taxes of $1,873 and $1,926 as of June 30, 2023 and December 31, 2022, respectively. Net of taxes of $2,081 and $2,125 as of June 30, 2022 and December 31, 2021, respectively.
Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Raw materials	$81,216	$87,851
Work-in-process	49,207	45,100
Finished goods	39,252	49,451
Total inventories	$169,675	$182,402
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2022	$115,352	$234,789	$2,224	$352,365
Foreign currency translation adjustment	1,474	4,802	—	$6,276
June 30, 2023	$116,826	$239,591	$2,224	$358,641

Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$177,598	$85,967	$91,631	$178,605	$85,569	$93,036
Technology	77,063	55,573	21,490	82,349	59,052	23,297
Trademarks and trade names	19,380	6,810	12,570	19,098	6,639	12,459
Covenants not to compete	1,531	980	551	1,919	1,199	720
Total definite-lived other intangible assets	275,572	149,330	126,242	281,971	152,459	129,512
Indefinite-lived other intangible asset	4,309	—	4,309	4,212	—	4,212
Total other intangible assets	$279,881	$149,330	$130,551	$286,183	$152,459	$133,724
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $3.3 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively, and $6.7 million and $8.5 million for the six months ended June 30, 2023 and 2022, respectively. The estimated future amortization expense is $6.7 million for the remainder of 2023 and $12.4 million, $10.8 million, $10.4 million and $10.0 million for 2024, 2025, 2026 and 2027, respectively.
The weighted average amortization period as of June 30, 2023, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.6 years
Technology	3.4 years
Trademarks and trade names	10.0 years
Covenants not to compete	0.7 years
Total definite-lived other intangible assets	7.1 years
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income	$17,864	$17,883	$14,359	$34,483
Denominator:
Weighted-average shares outstanding - basic	18,627	18,813	18,615	18,797
Effect of dilutive shares	56	179	44	199
Weighted-average shares outstanding - diluted	18,683	18,992	18,659	18,996
Basic earnings per share	$0.96	$0.95	$0.77	$1.83
Diluted earnings per share	$0.96	$0.94	$0.77	$1.82
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended June 30, 2023 and 2022, 17,000 shares and an immaterial number of shares were excluded, respectively.

Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of June 30, 2023, we had performance-based restricted stock units from 2023 and 2021 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
A summary of activity of the outstanding performance-based restricted stock units for the six months ended June 30, 2023 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2022	65,513
Awards granted	48,671
Stock issued	(8,775)
Awards cancelled	(31,563)
Awards outstanding as of June 30, 2023	73,846
We recognized $1.3 million and $1.1 million of compensation expense for performance-based restricted stock units for the three months ended June 30, 2023 and 2022, respectively. We recognized $1.2 million and $2.2 million of compensation expense for performance-based restricted stock units for the six months ended June 30, 2023 and 2022, respectively.
Time-Based Restricted Stock Units
As of June 30, 2023, we had time-based restricted stock unit awards from 2023, 2022, 2021 and 2020 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the six months ended June 30, 2023 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2022	124,284
Awards granted	64,119
Stock issued	(42,494)
Awards cancelled	(22,936)
Awards outstanding as of June 30, 2023	122,973
We recognized $2.5 million of compensation expense for time-based restricted stock units for each of the three-month periods ended June 30, 2023 and 2022, respectively. We recognized $4.6 million of compensation expense for time-based restricted stock units for each of the six-month periods ended June 30, 2023 and 2022, respectively.
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
A summary of activity of the outstanding deferred stock units for the six months ended June 30, 2023 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2022	6,850
Awards granted	8,100
Stock issued	(6,850)
Awards outstanding as of June 30, 2023	8,100
We recognized $1.2 million of compensation expense for deferred stock units for the three and six months ended June 30, 2023, and $1.3 million of compensation expense for the three and six months ended June 30, 2022.
Note 9 – Debt
In October 2020, we entered into the Fourth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement amended and restated the Third Amended Credit Agreement, and provided for a revolving credit facility with up to a $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, in addition to a $175.0 million accordion feature. Borrowings could have been used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement extended the maturity, the date on which all amounts borrowed or outstanding under the Fourth Amended Credit Agreement were due, from February 17, 2022 to March 31, 2024.
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50 basis points, and (3) the one-month Term Secured Overnight Financial Rate (SOFR) plus 110 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted Euro Interbank Offered Rate (EURIBOR), or the Adjusted (Tokyo Interbank Offered Rate (TIBOR) (each as defined in the Fifth Amended Credit Agreement) will bear interest based on screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of June 30, 2023, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio did not exceed 2.75 to 1.00. If our total net leverage ratio exceeded 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of June 30, 2023.
There were no borrowings under the Fifth Amended Credit Agreement for the three and six months ended June 30, 2023. There were $70.0 million in borrowings under the Fourth Amended Credit Agreement for the three and six months ended June 30, 2022. We are not required to make any quarterly principal payments under the Fifth Amended Credit Agreement, and we were not required to make any quarterly principal payments under the Fourth Amended Credit Agreement. We made $60.0 million of discretionary principal payments for the three months ended June 30, 2023, and $85.0 million of payments for the six months ended June 30, 2023. There were no discretionary principal payments for the three and six months ended June 30, 2022.
We had $130.0 million outstanding borrowings under our revolving credit facility as of June 30, 2023, and $215.0 million as of December 31, 2022. We had $2.3 million and $0.9 million of outstanding line of credit issuance costs as of June 30, 2023 and December 31, 2022, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
Note 10 - Leases
Finance Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six- month periods ended June 30, 2023 and 2022. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six- month periods ended June 30, 2023 and 2022.
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
Our expenses and payments for operating leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating leases expense	$856	$552	$1,847	$1,244
Short-term leases expense	$220	$130	$358	$252
Payments on operating lease obligations	$928	$699	$1,735	$1,568
Lease Balances in Statements of Financial Position
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	June 30, 2023	December 31, 2022
Finance lease right-of-use assets	Property, plant and equipment, net	$1,638	$1,749
Operating lease right-of-use assets	Other long-term assets	$11,216	$13,013

Finance lease obligations, current portion	Finance lease obligations, current portion	$355	$498
Finance lease obligations, non-current portion	Finance lease obligations, non-current portion	$1,253	$1,295
Total finance lease obligations		$1,608	$1,793

Operating lease obligations, current portion	Other accrued liabilities	$2,696	$2,842
Operating lease obligations, non-current portion	Other long-term liabilities	$8,604	$10,689
Total operating lease obligations		$11,300	$13,531

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of June 30, 2023:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2023	218	(4)	214	1,846	(69)	1,777
2024	427	(15)	412	2,974	(198)	2,776
2025	428	(16)	412	2,322	(174)	2,148
2026	420	(16)	404	1,734	(113)	1,621
2027	210	(16)	194	1,226	(14)	1,212
Thereafter	161	(12)	149	3,970	(4)	3,966
Total lease payments	1,864	(79)	1,785	14,072	(572)	13,500
Less: Interest	(187)	10	(177)	(2,239)	39	(2,200)
Present Value of Net Future Minimum Lease Payments	1,677	(69)	1,608	11,833	(533)	11,300
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	4.4 years	6.2 years
Weighted Average Discount Rate	4.04%	5.35%
Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of June 30, 2023, we had one qualified noncontributory defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits in 2013. Additionally, we sponsor other postretirement benefit plans, including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$—	$19	$10	$38	$20
Interest cost	268	191	536	382	17	8	34	16
Expected return of plan assets	(356)	(340)	(712)	(680)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	—	—
Amortization of net loss (gain)	122	111	244	222	(2)	—	(4)	—
Net periodic benefit (credit) cost	$34	$(38)	$68	$(76)	$34	$18	$68	$36
Employer Contributions
There were no required or voluntary contributions made to the Union Plan for each of the three and six months ended June 30, 2023 and 2022. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2023.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three and six months ended June 30, 2023 and 2022, using cash from operations.

Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $2.0 million of aggregate remediation costs through June 30, 2023, and the accrual for future remediation efforts is $0.7 million.
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
The following table summarizes the change in number of asbestos claims outstanding for the six months ended June 30, 2023:

Asbestos Claims
Claims outstanding as of January 1, 2023	537
New claims filed	81
Pending claims concluded(1)	(61)
Claims outstanding as of June 30, 2023	557
(1) For the six months ended June 30, 2023, 52 claims were dismissed and 9 claims were settled. Settlements totaled approximately $2.2 million for the six months ended June 30, 2023.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us that it intends to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three- and six- month periods ended June 30, 2023 and 2022, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Asbestos-related liabilities	$64,852	$65,033
Asbestos-related insurance receivables	$59,807	$59,807
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
Note 13 – Income Taxes
Our effective income tax rate was 28.9% and 25.4% for the three months ended June 30, 2023 and 2022, respectively. The increase from the second quarter of 2022 was primarily due to the increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized. Our effective income tax rate was 33.2% and 22.2% for the six months ended June 30, 2023 and 2022, respectively. The increase from the first half of 2022 was primarily due to the increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized and the decrease in the excess tax benefits associated with stock compensation windfalls.
The total amount of unrecognized tax benefits as of June 30, 2023 was $9.0 million, of which $7.9 million would affect our effective tax rate if recognized. Additionally, the balance of unrecognized tax benefits as of June 30, 2023 also included $1.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2023, we had $1.5 million accrued for the payment of interest.
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

The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2023
Net sales - recognized over time	$57,131	$7,126	$4,007	$68,264
Net sales - recognized at a point in time	73,041	88,223	1,293	162,557
Total net sales	$130,172	$95,349	$5,300	$230,821
Operating income	$5,836	$20,225	$1,833	$27,894

Three Months Ended June 30, 2022
Net sales - recognized over time	$70,636	$2,698	$4,280	$77,614
Net sales - recognized at a point in time	70,529	102,392	1,435	174,356
Total net sales	$141,165	$105,090	$5,715	$251,970
Operating income	$8,775	$12,601	$2,020	$23,396

Six Months Ended June 30, 2023
Net sales - recognized over time	$119,550	$16,092	$7,918	$143,560
Net sales - recognized at a point in time	146,490	181,498	3,120	331,108
Total net sales	$266,040	$197,590	$11,038	$474,668
Operating income	$327	$23,442	$3,873	$27,642

Six Months Ended June 30, 2022
Net sales - recognized over time	$141,122	$5,744	$8,653	$155,519
Net sales - recognized at a point in time	133,196	209,586	1,935	344,717
Total net sales	$274,318	$215,330	$10,588	$500,236
Operating income	$10,079	$29,598	$3,610	$43,287

Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2023
United States	$21,311	$43,971	$936	$66,218
Other Americas	658	252	185	1,095
Total Americas	21,969	44,223	1,121	67,313
China	38,082	20,711	2,026	60,819
Other APAC	22,214	7,972	857	31,043
Total APAC	60,296	28,683	2,883	91,862
Germany	25,171	8,120	96	33,387
Other EMEA	22,736	14,323	1,200	38,259
Total EMEA	47,907	22,443	1,296	71,646
Total net sales	$130,172	$95,349	$5,300	$230,821
Three Months Ended June 30, 2022
United States	$31,731	$44,179	$1,145	$77,055
Other Americas	998	2,429	199	3,626
Total Americas	32,729	46,608	1,344	80,681
China	41,243	31,398	1,944	74,585
Other APAC	23,382	6,529	762	30,673
Total APAC	64,625	37,927	2,706	105,258
Germany	17,373	7,736	211	25,320
Other EMEA	26,438	12,819	1,454	40,711
Total EMEA	43,811	20,555	1,665	66,031
Total net sales	$141,165	$105,090	$5,715	$251,970
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Six Months Ended June 30, 2023
United States	$42,860	$85,840	$2,067	$130,767
Other Americas	2,959	9,508	316	12,783
Total Americas	45,819	95,348	2,383	143,550
China	76,518	40,886	4,425	121,829
Other APAC	47,051	14,967	1,379	63,397
Total APAC	123,569	55,853	5,804	185,226
Germany	49,172	16,154	239	65,565
Other EMEA	47,480	30,235	2,612	80,327
Total EMEA	96,652	46,389	2,851	145,892
Total net sales	$266,040	$197,590	$11,038	$474,668
Six Months Ended June 30, 2022
United States	$60,938	$89,568	$1,988	$152,494
Other Americas	1,971	5,016	367	7,354
Total Americas	62,909	94,584	2,355	159,848
China	77,322	62,385	3,758	143,465
Other APAC	43,479	13,245	1,270	57,994
Total APAC	120,801	75,630	5,028	201,459
Germany	37,926	16,474	481	54,881
Other EMEA	52,682	28,642	2,724	84,048
Total EMEA	90,608	45,116	3,205	138,929
Total net sales	$274,318	$215,330	$10,588	$500,236
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
Contract assets by operating segment were as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Advanced Electronics Solutions	37,025	$33,736
Elastomeric Material Solutions	1,551	1,584
Other	3,647	3,533
Total contract assets	42,223	$38,853
We did not have any contract liabilities as of June 30, 2023 or December 31, 2022. No impairment losses were recognized for the three- and six- month periods ended June 30, 2023 and 2022, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, which contains restructuring charges and related expenses, as well as impairment charges, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Restructuring charges
Manufacturing footprint optimization	$—	$465	$—	$534
Global workforce reduction	1,062	—	8,090	—
Facility consolidations	2,877	—	6,350	—
Total restructuring charges	3,939	465	14,440	534
Impairment charges
Fixed asset impairment charges	—	212	—	212
Total impairment charges	—	212	—	212
Total restructuring and impairment charges	$3,939	$677	$14,440	$746
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Advanced Electronics Solutions
Allocated restructuring charges	$3,131	$479	$8,577	$548
Allocated impairment charges	—	212	—	212
Elastomeric Material Solutions
Allocated restructuring charges	808	(14)	5,863	(14)
Allocated impairment charges	—	—	—	—
Total restructuring and impairment charges	$3,939	$677	$14,440	$746
Restructuring Charges - Global Workforce Reduction
On February 16, 2023, we announced a reduction in force plan of our global workforce that is expected to be completed in the first half of 2023. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate that we will incur approximately $8.1 million to $8.5 million in pre-tax restructuring charges related to this plan, all of which are expected to be in the form of cash-based expenditures and substantially all of which are expected to be related to employee severance and other termination benefits.

(Dollars in thousands)	Global Workforce Reduction Restructuring Severance and Related Benefits
Balance as of December 31, 2022	$—
Provisions	7,910
Payments	(6,213)
Foreign currency translation adjustment	60
Balance as of June 30, 2023	$1,757
Restructuring Charges - Facility Consolidations
In late 2022 and early 2023, we announced our intention to exit certain facilities in the U.S. and Asia. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate that we will incur approximately $7.5 million to $8.5 million in pre-tax restructuring charges related to these facility consolidations, most of which are expected to be in the form of accelerated depreciation.

As part of our facility consolidations plan, on February 17, 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business in our EMS operating segment for a purchase price of $1.8 million. The first phase of the deal, which pertained to the net assets other than the land and building, was completed in late March 2023, while the second phase, which pertains to the sale of the land and building, is expected to be completed in the third quarter of 2023. Of the $1.8 million purchase price, $1.0 million and $0.8 million were allocated to the first and second phases of the deal, respectively. First phase of the deal included $3.7 million in assets and $3.1 million in liabilities. The assets were primarily comprised of accounts receivable, contract assets and inventories, while the liabilities primarily comprised of accounts payable and other accrued liabilities, along with the previously recognized accrual against the net assets of the business based on the estimated fair value of the business in December 2022. We incurred $1.2 million of selling costs in the first quarter of 2023, which were recorded in “Selling, general and administrative expenses” in our condensed consolidated statements of operations.
As of June 30, 2023 we recognized $16.1 million of assets held for sale within the “Other current assets” financial statement line item of our condensed statements of financial position. This includes $13.1 million for land and building at our Price Road facility in Chandler, Arizona and $3.0 million of land and building at one of our Suzhou, China facilities. On July 14, 2023, we entered into an asset purchase agreement to sell the Price Road facility for $18.8 million, which is expected to close late in the third quarter of 2023.
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
UTIS fire
Inventory charges	—	(1)	—	200
Professional services	256	492	519	926
Lease obligations	—	46	—	278
Compensation & benefits	—	573	—	1,369
Other	—	2	—	13
Insurance recoveries	(6,194)	(2,852)	(6,694)	(5,042)
Total UTIS fire	(5,938)	(1,740)	(6,175)	(2,256)
(Gain) loss on sale or disposal of property, plant and equipment	(504)	(3)	(486)	(18)
Total other operating (income) expense, net	$(6,442)	$(1,743)	$(6,661)	$(2,274)
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
In connection with the UTIS fire, we recognized insurance recoveries of $6.2 million and $6.7 million related to our ongoing insurance claims for business interruption and property damage for the three and six months ended June 30, 2023. We incurred $0.3 million and $0.5 million for various professional services for the three and six months ended June 30, 2023, in connection with the pursuit of our insurance claims.
In connection with the UTIS fire, we recognized insurance recoveries of $2.9 million and $5.0 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees for the three and six months ended June 30, 2022. We incurred $0.5 million and $0.9 million for various professional services for the three and six months ended June 30, 2022, in connection with the assessment of the fire and the efforts to rebuild and resume operations. Further, we incurred $0.6 million and $1.4 million for compensation and benefits for UTIS manufacturing employees subsequent to the fire for the three and six months ended June 30, 2022.

Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest on revolving credit facility	$(2,987)	$(1,344)	$(6,367)	$(2,183)
Line of credit fees	(44)	(153)	(346)	(291)
Debt issuance amortization costs	(122)	(179)	(404)	(358)
Interest income	340	179	845	287
Other	(24)	(51)	(27)	(72)
Total interest expense, net	$(2,837)	$(1,548)	$(6,299)	$(2,617)
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
Our operational excellence efforts are focused on driving significant near-term improvement in our profitability. These efforts include focusing on adding strategic new hires and improving processes and tools to achieve better performance. We have also taken specific cost improvement actions in the fourth quarter of 2022 and first half of 2023 that will benefit subsequent quarters. These actions include optimizing our manufacturing footprint, divesting non-core product lines and reduction to manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
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
Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the second quarter of 2023 as compared to the second quarter of 2022, our net sales decreased approximately 8.4% to $230.8 million, our gross margin increased approximately 20 basis points to 34.5% from 34.3%, and we had an operating income of 12.1% compared to operating income of 9.3%, an approximately 280 basis points increase.
•We made a $60.0 million discretionary principal payment on our revolving credit facility in the second quarter of 2023.
•We recognized restructuring charges of $3.9 million in the second quarter of 2023 related to the previously announced reduction in force plan of our global workforce and facility consolidation plans that were substantially completed as of June 30, 2023.
•On February 17, 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business for a purchase price of $1.8 million. The first phase of the deal was completed in late March 2023, while the second phase is expected to be completed in the third quarter of 2023. The second phase of the deal pertains to the sale of the land and building to the buyer of the high-performance engineered cellular elastomer business.
•On July 14, 2023, we entered into an asset purchase agreement to sell the Price Road facility for $18.8 million, which is expected to close late in the third quarter of 2023.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	34.5%	34.3%	33.6%	34.4%

Selling, general and administrative expenses	20.0%	22.3%	22.4%	22.8%
Research and development expenses	3.5%	3.2%	3.7%	3.3%
Restructuring and impairment charges	1.7%	0.3%	3.0%	0.1%
Other operating (income) expense, net	(2.8)%	(0.8)%	(1.3)%	(0.5)%
Operating income	12.1%	9.3%	5.8%	8.7%

Equity income in unconsolidated joint ventures	0.4%	0.7%	0.2%	0.6%
Other income (expense), net	(0.4)%	0.1%	(0.2)%	0.1%
Interest expense, net	(1.2)%	(0.6)%	(1.3)%	(0.5)%
Income before income taxes	10.9%	9.5%	4.5%	8.9%

Income tax expense (benefit)	3.2%	2.4%	1.4%	2.0%

Net income	7.7%	7.1%	3.0%	6.9%

Net Sales and Gross Margin
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$230,821	$251,970	$474,668	$500,236
Gross margin	$79,617	$86,518	$159,318	$171,912
Percentage of net sales	34.5%	34.3%	33.6%	34.4%
Net sales decreased by 8.4% in the second quarter of 2023 compared to the second quarter of 2022. Our AES and EMS operating segments had net sales decreases of 7.8% and 9.3%, respectively. The decrease in net sales was primarily due to lower net sales in the wireless infrastructure, aerospace and defense and portable electronics markets in our AES operating segment and lower net sales in the general industrial, portable electronics, EV/HEV and automotive markets in our EMS operating segment. The decrease was partially offset by higher net sales in the renewable energy and EV/HEV markets in our AES operating segment and higher net sales in the aerospace and defense market in our EMS operating segment. Net sales were unfavorably impacted by foreign currency impacts of $2.2 million, or 0.9%, due to the depreciation in value of the Chinese renminbi and the British pound relative to the U.S. dollar, partially offset by the appreciation in value of the euro relative to the U.S. dollar.
Net sales decreased by 5.1% in the first half of 2023 compared to the first half of 2022. Our AES and EMS operating segments had net sales decreases of 3.0% and 8.2%, respectively. The decrease in net sales was primarily due to lower net sales in the wireless infrastructure, aerospace and defense and portable electronics markets in our AES operating segment and lower net sales in the general industrial, portable electronics, EV/HEV and automotive markets in our EMS operating segment. The decrease was partially offset by higher net sales in the EV/HEV and renewable energy markets in our AES operating segment and higher net sales in the aerospace and defense market in our EMS operating segment. Net sales were unfavorably impacted by foreign currency impacts of $9.6 million, or 1.9%, due to the depreciation in value of the Chinese renminbi, euro and the British pound relative to the U.S. dollar.
Gross margin as a percentage of net sales increased approximately 20 basis points to 34.5% in the second quarter of 2023 compared to 34.3% in the second quarter of 2022. Gross margin in the second quarter of 2023 improved due to lower freight, duties and tariffs costs in our AES and EMS operating segments, as well as favorable factory utilization in our EMS operating segment. This was partially offset by the unfavorable impacts from lower volume and unfavorable mix, as well as unfavorable yield performance and higher inventory reserves provisions in our AES and EMS operating segments, and unfavorable factory utilization in our AES operating segment.
Gross margin as a percentage of net sales decreased approximately 80 basis points to 33.6% in the first half of 2023 compared to 34.4% in the first half of 2022. Gross margin in the first half of 2023 was unfavorably impacted by lower volume and unfavorable mix, as well as higher inventory reserves provisions and unfavorable factory utilization in our AES and EMS operating segments, and unfavorable yield performance in our EMS operating segment. This was partially offset by lower freight, duties and tariffs costs in our AES and EMS operating segments.

Selling, General and Administrative Expenses
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Selling, general and administrative expenses	$46,128	$56,138	$106,213	$113,843
Percentage of net sales	20.0%	22.3%	22.4%	22.8%
Selling, general and administrative (SG&A) expenses decreased 17.8% in the second quarter of 2023 from the second quarter of 2022, primarily due to a $5.6 million decrease in professional services, a $1.5 million decrease in total compensation and benefits, a $0.9 million decrease in other intangible asset amortization expense and $0.4 million decrease in fixed asset depreciation expense.
SG&A expenses decreased 6.7% in the first half of 2023 from the first half of 2022, primarily due to a $9.4 million decrease in total compensation and benefits, a $1.9 million decrease in other intangible asset amortization expense, partially offset by a $2.7 million increase in professional services, a $0.5 million increase in fixed asset depreciation expense and $0.3 million increase in travel expenses.
The decrease in total compensation and benefits was primarily due to a $0.7 million decrease in the impact for retention awards issued in connection with the terminated DuPont merger, on a quarter-to-date basis, and the $6.5 million discretionary RESIP contribution in 2022 and a $1.6 million decrease in the impact for retention awards issued in connection with the terminated DuPont merger on a year-to-date basis. The decrease in professional services expense on a quarter-to-date basis was partially due to a $1.1 million decrease in expenses incurred related to the terminated merger with DuPont and $0.1 million decrease in expenses incurred related to our acquisition of Silicone Engineering. The increase in professional services expense on a year-to-date basis was primarily due to $7.6 million of expenses related to non-routine shareholder advisory costs and $1.0 million of expenses in connection with the sale of our high-performance engineered cellular elastomer business, partially offset by a $3.9 million decrease in expenses incurred related to the terminated merger with DuPont and $0.1 million decrease in expenses incurred related to our acquisition of Silicone Engineering.

Research and Development Expenses
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Research and development expenses	$8,098	$8,050	$17,684	$16,310
Percentage of net sales	3.5%	3.2%	3.7%	3.3%
R&D expenses increased 0.6% in the second quarter of 2023 from the second quarter of 2022 due to an increase in trial costs for alternative raw materials, almost entirely offset by a decrease in total compensation and benefits expense and a decrease in professional services.
R&D expenses increased 8.4% in the first half of 2023 from the first half of 2022 due to an increase in trial costs for alternative raw materials, partially offset by a decrease in professional services.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Restructuring and impairment charges	$3,939	$677	$14,440	$746
Other operating (income) expense, net	$(6,442)	$(1,743)	$(6,661)	$(2,274)
We incurred restructuring charges and related expenses associated with the announced reduction in force plan of our global workforce along with certain facility consolidation efforts, which were substantially completed as of June 30, 2023. The plans are expected to significantly reduce our manufacturing costs and operating expenses. We recognized restructuring charges and related expenses pertaining to these restructuring projects of $3.9 million in the second quarter of 2023 and $14.4 million in the first half of 2023. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
With respect to other operating (income) expense, net, we recognized income of $6.4 million and income of $1.7 million in the second quarter of 2023 and 2022, respectively, and income of $6.7 million and income of $2.3 million in the first half of 2023 and 2022, respectively. The impact in the second quarter of 2023 and 2022 and the first half of 2023 and 2022, primarily consisted of insurance recoveries, partially offset by professional service costs, compensation and benefits for certain of our UTIS employees, costs incurred under our manufacturing facility lease agreement and inventory charges. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Equity income in unconsolidated joint ventures	$842	$1,800	$918	$3,075
As of June 30, 2023, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 53.2% in the second quarter of 2023 from the second quarter of 2022, and decreased 70.1% in the first half of 2023 from the first half of 2022. On quarter-to-date and year-to-date bases, the decrease was due to lower net sales and unfavorable productivity performance for RIC and RIS. The lower net sales for both RIC and RIS was primarily drive by the portable electronics market in Asia.

Other Income (Expense), Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Other income (expense), net	$(757)	$319	$(752)	$586
Other income (expense), net decreased to expense of less than $0.8 million in the second quarter of 2023 from income of $0.3 million in the second quarter of 2022. On a quarter-to-date basis, the decrease was due to the unfavorable impacts from our foreign currency transactions, partially offset by favorable impacts from our foreign currency derivatives and the favorable impacts from our copper derivative contracts.
Other income (expense), net decreased to expense of $0.8 million in the first half of 2023 from income of $0.6 million in the first half of 2022. On a year-to-date basis, the decrease was due to unfavorable impacts from our foreign currency transactions, partially offset by favorable impacts from our foreign currency derivatives and the favorable impacts from our copper derivative contracts.

Interest Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense, net	$(2,837)	$(1,548)	$(6,299)	$(2,617)
Interest expense, net, increased by $1.3 million in the second quarter of 2023 from the second quarter of 2022, and increased by $3.7 million in the first half of 2023 from the first half of 2022. The increase on quarter-to-date and year-to-date bases was primarily due to a higher weighted-average interest rate.

Income Taxes
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income tax expense (benefit)	$7,278	$6,084	$7,150	$9,848
Effective tax rate	28.9%	25.4%	33.2%	22.2%
Our effective income tax rate was 28.9% and 25.4% for the three months ended June 30, 2023 and 2022, respectively. The increase from the second quarter of 2022 was primarily due to the increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized. Our effective income tax rate was 33.2% and 22.2% for the six months ended June 30, 2023 and 2022, respectively. The increase from the first half of 2022 was primarily due to the increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized and the decrease in the excess tax benefits associated with stock compensation windfalls.

Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$130,172	$141,165	$266,040	$274,318
Operating income	$5,836	$8,775	$327	$10,079
AES net sales decreased by 7.8% in the second quarter of 2023 compared to the second quarter of 2022. The decrease in net sales over the second quarter of 2022 was primarily driven by lower net sales in the wireless infrastructure, aerospace and defense and portable electronics markets, partially offset by higher net sales in the renewable energy and EV/HEV markets. Net sales were unfavorably impacted by foreign currency fluctuations of $0.6 million, or 0.4%, due to the depreciation in value of the Chinese renminbi relative to the U.S. dollar, partially offset by the appreciation in value of the euro relative to the U.S. dollar.
AES net sales decreased by 3.0% in the first half of 2023 compared to the first half of 2022. The decrease in net sales over the first half of 2022 was primarily driven by lower net sales in the wireless infrastructure, aerospace and defense and portable electronics markets, partially offset by higher net sales in the EV/HEV and renewable energy markets. Net sales were unfavorably impacted by foreign currency fluctuations of $4.9 million, or 1.8%, due to the depreciation in value of Chinese renminbi and the euro relative to the U.S. dollar.
We recognized operating income of $5.8 million in the second quarter of 2023 compared to operating income of $8.8 million in the second quarter of 2022. The decrease in operating income was primarily due to unfavorable year-over-year changes in restructuring charges, partially offset by a year-over-year decrease in costs related to the terminated DuPont merger. The decrease in operating income was also due to lower volume and unfavorable mix, as well as unfavorable yield performance, higher inventory reserves provisions and unfavorable factory utilization. This was partially offset by lower freight, duties and tariffs costs. As a percentage of net sales, the operating income in the second quarter of 2023 was 4.5% compared to 6.2% of operating income reported in the second quarter of 2022.
We recognized operating income of $0.3 million in the first half of 2023 compared to operating income of $10.1 million in the first half of 2022. The decrease in operating income was primarily due to unfavorable year-over-year changes in restructuring charges and shared service operating expense allocations driven by non-routine shareholder advisory costs, partially offset by a year-over-year decrease in costs related to the terminated DuPont merger. The decrease in operating income was also due to lower volume and unfavorable mix, as well as higher inventory reserves provisions and unfavorable factory utilization. This was partially offset by lower freight, duties and tariffs costs. As a percentage of net sales, operating income in the first half of 2023 was 0.1% compared to 3.7% of operating income reported in the first half of 2022.
Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$95,349	$105,090	$197,590	$215,330
Operating income	$20,225	$12,601	$23,442	$29,598
EMS net sales decreased by 9.3% in the second quarter of 2023 compared to the second quarter of 2022. The decrease in net sales over the second quarter of 2022 was primarily driven by lower net sales in the general industrial, portable electronics, EV/HEV and automotive markets, partially offset by higher net sales in the aerospace and defense market. Net sales were unfavorably impacted by foreign currency fluctuations of $1.5 million, or 1.4%, due to the depreciation in value of the Chinese renminbi and the British pound relative to the U.S. dollar.
EMS net sales decreased by 8.2% in the first half of 2023 compared to the first half of 2022. The decrease in net sales over the first half of 2022 was primarily driven by lower net sales in the general industrial, portable electronics, EV/HEV and automotive markets, partially offset by higher net sales in the aerospace and defense market. Net sales were unfavorably impacted by foreign currency fluctuations of $4.4 million, or 2.0%, due to the depreciation in value of Chinese renminbi, the euro and the British pound relative to the U.S. dollar.
We recognized operating income of $20.2 million in the second quarter of 2023 compared to operating income of $12.6 million in the second quarter of 2022. The increase in operating income was primarily due to a year-over-year decrease in costs related to the terminated DuPont merger, partially offset by unfavorable year-over-year changes in restructuring charges. The increase in operating income was also due to lower freight, duties and tariffs costs and favorable factory utilization, in addition to a $4.2 million favorable change in charges/benefits related to the UTIS fire. This was partially offset by lower volume, as well as unfavorable yield performance and higher inventory reserves provisions. As a percentage of net sales, operating income in the second quarter of 2023 was 21.2% compared to 12.0% reported in the second quarter of 2022.
We recognized operating income of $23.4 million in the first half of 2023 compared to operating income of $29.6 million in the first half of 2022. The decrease in operating income was primarily due to unfavorable year-over-year changes in restructuring charges and shared service operating expense allocations driven by non-routine shareholder advisory costs, partially offset by a year-over-year decrease in costs related to the terminated DuPont merger. The decrease in operating income was also due to lower volume, as well as higher inventory reserves provisions, unfavorable factory utilization and unfavorable yield performance. This was partially offset by lower freight, duties and tariffs costs, in addition to a $3.9 million favorable change in charges/benefits related to the UTIS fire. As a percentage of net sales, operating income in the first half of 2023 was 11.9% compared to 13.7% reported in the first half of 2022.
Other

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$5,300	$5,715	$11,038	$10,588
Operating income	$1,833	$2,020	$3,873	$3,610
Net sales in this segment decreased by 7.3% in the second quarter of 2023 from the second quarter of 2022. Operating income decreased 9.3% in the second quarter of 2023 compared to the second quarter of 2022. The decrease in operating income was primarily driven by lower volume, partially offset by lower freight, duties and tariffs costs. As a percentage of net sales, operating income in the second quarter of 2023 was 34.6% compared to 35.3% in the second quarter of 2022.
Net sales in this segment increased by 4.3% in the first half of 2023 from the first half of 2022. Operating income increased 7.3% in the first half of 2023 compared to the first half of 2022. The increase in operating income was primarily driven by lower freight, duties and tariffs costs. As a percentage of net sales, operating income in the first half of 2023 was 35.1% compared to 34.1% in the first half of 2022.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	June 30, 2023	December 31, 2022
United States	$40,026	$119,931
Europe	40,406	69,877
Asia	61,020	46,042
Total cash and cash equivalents	$141,452	$235,850
Approximately $101.4 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2023. We did not make any changes in the six months ended June 30, 2023 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Key Financial Position Accounts:
Cash and cash equivalents	$141,452	$235,850
Accounts receivable, net	$186,700	$177,413
Inventories	$169,675	$182,402
Borrowings under revolving credit facility	$130,000	$215,000

Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2022 to June 30, 2023 were as follows:
•Cash and cash equivalents were $141.5 million as compared to $235.9 million as of December 31, 2022, a decrease of $94.4 million, or 40.0%. This decrease was primarily due to $85.0 million in discretionary principal payments on our revolving credit facility, $27.9 million in capital expenditures and $2.5 million in tax payments related to net share settlement of equity awards, partially offset by cash flows provided by operations.
•Accounts receivable, net increased 5.2% to $186.7 million as of June 30, 2023 from $177.4 million as of December 31, 2022. The increase from year-end was primarily due to higher net sales at the end of the second quarter of 2023 compared to at the end of 2022 and the recognition of $3.9 million in UTIS fire insurance receivables for property damage claims, partially offset by a $4.7 million decrease in our income taxes receivable.
•Inventories decreased 7.0% to $169.7 million as of June 30, 2023, from $182.4 million as of December 31, 2022, primarily driven by a reduction in finished goods stock as well as higher inventory reserves provisions.
•Borrowings under revolving credit facility were $130.0 million as of June 30, 2023 compared to $215.0 million as of December 31, 2022. This decrease was due to $85.0 million in discretionary principal payments on our revolving credit facility made in the first half of 2023. For additional information regarding this facility and the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022
Key Cash Flow Measures:
Net cash provided by (used in) operating activities	$17,541	$(11,676)
Net cash used in investing activities	$(24,587)	$(52,243)
Net cash provided by (used in) financing activities	$(89,490)	$60,184
In 2023, we expect capital spending to be in the range of approximately $65.0 million to $75.0 million. We plan to fund our capital spending in 2023 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2023.
Contingencies
During the second quarter of 2023, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the second quarter of 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2023. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2023. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
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
Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and June 30, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and June 30, 2022, (iii) Condensed Consolidated Statements of Financial Position as of June 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and June 30, 2022, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: August 3, 2023