Form 10-Q
period 2023-09-30
ROGERS CORP
filed 2023-10-27
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of October 23, 2023 was 18,616,519.

ROGERS CORPORATION
FORM 10-Q

September 30, 2023
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$229,148	$247,231	$703,816	$747,467
Cost of sales	148,788	169,167	464,138	497,491
Gross margin	80,360	78,064	239,678	249,976

Selling, general and administrative expenses	44,336	50,653	150,549	164,496
Research and development expenses	7,827	9,140	25,511	25,450
Restructuring and impairment charges	1,921	373	16,361	1,119
Other operating (income) expense, net	(846)	(578)	(7,507)	(2,852)
Operating income	27,122	18,476	54,764	61,763

Equity income in unconsolidated joint ventures	641	1,162	1,559	4,237
Other income (expense), net	761	977	9	1,563
Interest expense, net	(2,328)	(2,942)	(8,627)	(5,559)
Income before income taxes	26,196	17,673	47,705	62,004
Income tax expense (benefit)	7,161	2,835	14,311	12,683
Net income	$19,035	$14,838	$33,394	$49,321

Basic earnings per share	$1.02	$0.79	$1.79	$2.62
Diluted earnings per share	$1.02	$0.78	$1.79	$2.60

Shares used in computing:
Basic earnings per share	18,627	18,818	18,619	18,804
Diluted earnings per share	18,685	18,999	18,668	18,997
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$19,035	$14,838	$33,394	$49,321

Foreign currency translation adjustment	(17,906)	(35,035)	(3,860)	(80,383)
Pension and other postretirement benefits:
Actuarial net loss incurred, net of tax (Note 4)	—	—	—	(15)
Amortization of loss, net of tax (Note 4)	93	87	280	260
Other comprehensive income (loss)	(17,813)	(34,948)	(3,580)	(80,138)
Comprehensive income (loss)	$1,222	$(20,110)	$29,814	$(30,817)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$126,455	$235,850
Accounts receivable, less allowance for credit losses of $1,147 and $1,007	185,750	177,413
Contract assets	46,476	38,853
Inventories	157,073	182,402
Prepaid income taxes	3,337	4,042
Asbestos-related insurance receivables, current portion	3,881	3,881
Other current assets	31,825	17,426
Total current assets	554,797	659,867
Property, plant and equipment, net of accumulated depreciation of $391,898 and $381,584	341,696	358,415
Investments in unconsolidated joint ventures	10,346	14,082
Deferred income taxes	58,922	50,649
Goodwill	352,214	352,365
Other intangible assets, net of amortization	124,496	133,724
Pension assets	5,523	5,251
Asbestos-related insurance receivables, non-current portion	55,926	55,926
Other long-term assets	16,946	15,935
Total assets	$1,520,866	$1,646,214
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$46,852	$57,342
Accrued employee benefits and compensation	33,778	34,158
Accrued income taxes payable	7,018	5,504
Asbestos-related liabilities, current portion	4,968	4,968
Finance lease obligations, current portion	345	498
Other accrued liabilities	23,176	40,067
Total current liabilities	116,137	142,537
Borrowings under revolving credit facility	80,000	215,000
Pension and other postretirement benefits liabilities	1,618	1,501
Asbestos-related liabilities, non-current portion	59,739	60,065
Finance lease obligations, non-current portion	1,147	1,295
Non-current income tax	9,560	9,985
Deferred income taxes	23,720	23,557
Other long-term liabilities	18,333	19,808
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,616 and 18,574 shares issued and outstanding	18,616	18,574
Additional paid-in capital	148,992	140,702
Retained earnings	1,131,848	1,098,454
Accumulated other comprehensive loss	(88,844)	(85,264)
Total shareholders' equity	1,210,612	1,172,466
Total liabilities and shareholders' equity	$1,520,866	$1,646,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating Activities:
Net income	$33,394	$49,321
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	39,823	34,352
Equity compensation expense	10,874	11,576
Deferred income taxes	(8,297)	(14,076)
Equity in undistributed income of unconsolidated joint ventures	(1,559)	(4,237)
Dividends received from unconsolidated joint ventures	4,254	4,677
Pension and other postretirement benefits	205	23
Gain on sale of business	(704)	—
(Gain) loss on sale or disposal of property, plant and equipment	(679)	(15)
Impairment charges	—	212
UTIS fire fixed asset and inventory write-offs	—	199
Provision (benefit) for credit losses	124	331
Changes in assets and liabilities:
Accounts receivable	(17,531)	(23,759)
Proceeds from insurance/government subsidies related to operations	5,705	1,153
Contract assets	(8,635)	(9,320)
Inventories	22,427	(47,500)
Pension and postretirement benefit contributions	(9)	(141)
Other current assets	2,075	(4,919)
Accounts payable and other accrued expenses	(20,205)	(12,083)
Other, net	(1,740)	16,040
Net cash provided by operating activities	59,522	1,834

Investing Activities:
Acquisition of business, net of cash received	—	(1,300)
Disposition of business	1,693	—
Capital expenditures	(34,539)	(87,000)
Proceeds from the sale of property, plant and equipment, net	745	7,252
Proceeds from insurance claims	1,755	—
Net cash used in investing activities	(30,346)	(81,048)

Financing Activities:
Proceeds from borrowings under revolving credit facility	—	100,000
Repayment of debt principal and finance lease obligations	(135,328)	(202)
Line of credit issuance costs	(1,742)	—
Payments of taxes related to net share settlement of equity awards	(2,542)	(10,751)
Proceeds from issuance of shares to employee stock purchase plan	—	950
Net cash provided by (used in) financing activities	(139,612)	89,997

Effect of exchange rate fluctuations on cash	1,041	(6,618)

Net increase (decrease) in cash and cash equivalents	(109,395)	4,165
Cash and cash equivalents at beginning of period	235,850	232,296
Cash and cash equivalents at end of period	$126,455	$236,461

Supplemental Disclosures:
Accrued capital additions	$2,493	$9,330
Cash paid during the year for:
Interest, net of amounts capitalized	$8,851	$5,491
Income taxes	$6,261	$19,617
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Capital Stock
Balance, beginning of period	$18,616	$18,811	$18,574	$18,730
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	1	35	69
Shares issued for employee stock purchase plan	—	—	—	6
Shares issued to directors	—	—	7	7
Balance, end of period	18,616	18,812	18,616	18,812
Additional Paid-In Capital
Balance, beginning of period	145,219	161,885	140,702	163,583
Shares issued for vested restricted stock units, net of shares withheld for taxes	(29)	(129)	(2,577)	(10,820)
Shares issued for employee stock purchase plan	—	—	—	944
Shares issued to directors	—	—	(7)	(7)
Equity compensation expense	3,802	3,520	10,874	11,576
Balance, end of period	148,992	165,276	148,992	165,276
Retained Earnings
Balance, beginning of period	1,112,813	1,016,308	1,098,454	981,825
Net income	19,035	14,838	33,394	49,321
Balance, end of period	1,131,848	1,031,146	1,131,848	1,031,146
Accumulated Other Comprehensive Loss
Balance, beginning of period	(71,031)	(90,433)	(85,264)	(45,243)
Other comprehensive income (loss)	(17,813)	(34,948)	(3,580)	(80,138)
Balance, end of period	(88,844)	(125,381)	(88,844)	(125,381)
Total Shareholders’ Equity	$1,210,612	$1,089,853	$1,210,612	$1,089,853
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts and copper derivative contracts. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of September 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(53)	$—	$(53)
Copper derivative contracts	$—	$299	$—	$299

	Derivative Instruments at Fair Value as of December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(82)	$—	$(82)
Copper derivative contracts	$—	$500	$—	$500
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
Foreign Currency
During the three months ended September 30, 2023, we entered into U.S. dollar, euro, Korean won, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2023, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$18,999,562
EUR/USD		€10,440,705
KRW/USD	₩	3,994,650,000
JPY/EUR		¥50,000,000
Commodity
As of September 30, 2023, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2023, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
October 2023 - December 2023	69 metric tons per month
January 2024 - March 2024	69 metric tons per month
April 2024 - June 2024	69 metric tons per month
July 2024 - September 2024	69 metric tons per month

Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)	Financial Statement Line Item	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$268	$(101)	$1,103	$(1,019)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(182)	$(171)	$(602)	$(969)
Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2022	$(75,575)	$(9,689)	$(85,264)
Other comprehensive income (loss) before reclassifications	(3,860)	—	(3,860)
Amounts reclassified from accumulated other comprehensive loss	—	280	280
Net current-period other comprehensive income (loss)	(3,860)	280	(3,580)
Balance as of September 30, 2023	$(79,435)	$(9,409)	$(88,844)

Balance as of December 31, 2021	$(35,641)	$(9,602)	$(45,243)
Other comprehensive income (loss) before reclassifications	(80,383)	(15)	(80,398)
Amounts reclassified from accumulated other comprehensive loss	—	260	260
Net current-period other comprehensive income (loss)	(80,383)	245	(80,138)
Balance as of September 30, 2022	$(116,024)	$(9,357)	$(125,381)
(1) Net of taxes of $1,846 and $1,926 as of September 30, 2023 and December 31, 2022, respectively. Net of taxes of $2,056 and $2,125 as of September 30, 2022 and December 31, 2021, respectively.
Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Raw materials	$71,133	$87,851
Work-in-process	48,377	45,100
Finished goods	37,563	49,451
Total inventories	$157,073	$182,402
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2022	$115,352	$234,789	$2,224	$352,365
Foreign currency translation adjustment	(520)	369	—	$(151)
September 30, 2023	$114,832	$235,158	$2,224	$352,214

Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,214	$87,232	$87,982	$178,605	$85,569	$93,036
Technology	75,898	55,788	20,110	82,349	59,052	23,297
Trademarks and trade names	18,840	7,040	11,800	19,098	6,639	12,459
Covenants not to compete	1,479	1,051	428	1,919	1,199	720
Total definite-lived other intangible assets	271,431	151,111	120,320	281,971	152,459	129,512
Indefinite-lived other intangible asset	4,176	—	4,176	4,212	—	4,212
Total other intangible assets	$275,607	$151,111	$124,496	$286,183	$152,459	$133,724
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $3.4 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, and $10.0 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated future amortization expense is $3.3 million for the remainder of 2023 and $12.2 million, $10.6 million, $10.2 million and $9.9 million for 2024, 2025, 2026 and 2027, respectively.
The weighted average amortization period as of September 30, 2023, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.5 years
Technology	3.4 years
Trademarks and trade names	10.0 years
Covenants not to compete	0.6 years
Total definite-lived other intangible assets	7.0 years
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income	$19,035	$14,838	$33,394	$49,321
Denominator:
Weighted-average shares outstanding - basic	18,627	18,818	18,619	18,804
Effect of dilutive shares	58	181	49	193
Weighted-average shares outstanding - diluted	18,685	18,999	18,668	18,997
Basic earnings per share	$1.02	$0.79	$1.79	$2.62
Diluted earnings per share	$1.02	$0.78	$1.79	$2.60
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended September 30, 2023 and 2022, 8,000 shares and no shares were excluded, respectively.

Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of September 30, 2023, we had performance-based restricted stock units from 2023 and 2021 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
A summary of activity of the outstanding performance-based restricted stock units for the nine months ended September 30, 2023 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2022	65,513
Awards granted	50,551
Stock issued	(8,775)
Awards cancelled	(31,943)
Awards outstanding as of September 30, 2023	75,346
We recognized $1.3 million and $1.1 million of compensation expense for performance-based restricted stock units for the three months ended September 30, 2023 and 2022, respectively. We recognized $2.6 million and $3.3 million of compensation expense for performance-based restricted stock units for the nine months ended September 30, 2023 and 2022, respectively.
Time-Based Restricted Stock Units
As of September 30, 2023, we had time-based restricted stock unit awards from 2023, 2022, 2021 and 2020 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the nine months ended September 30, 2023 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2022	124,284
Awards granted	67,094
Stock issued	(43,254)
Awards cancelled	(24,296)
Awards outstanding as of September 30, 2023	123,828
We recognized $2.5 million and $2.4 million of compensation expense for time-based restricted stock units for the three months ended September 30, 2023 and 2022, respectively. We recognized $7.1 million and $7.0 million of compensation expense for time-based restricted stock units for the nine months ended September 30, 2023 and 2022, respectively.
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
A summary of activity of the outstanding deferred stock units for the nine months ended September 30, 2023 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2022	6,850
Awards granted	8,100
Stock issued	(6,850)
Awards outstanding as of September 30, 2023	8,100
We recognized no compensation expense for deferred stock units for the three months ended September 30, 2023 and 2022, respectively. We recognized $1.2 million and $1.3 million of compensation expense for the nine months ended September 30, 2023, and 2022, respectively.
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50 basis points, and (3) one-month Term Secured Overnight Financial Rate (SOFR) plus 110 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted Euro Interbank Offered Rate (EURIBOR), or the Adjusted (Tokyo Interbank Offered Rate (TIBOR) (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of September 30, 2023, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of September 30, 2023.
There were no borrowings under the Fifth Amended Credit Agreement for the three and nine months ended September 30, 2023. There were $30.0 million and $100.0 million in borrowings under the Fourth Amended Credit Agreement for the three and nine months ended September 30, 2022, respectively. We are not required to make any quarterly principal payments under the Fifth Amended Credit Agreement, and we were not required to make any quarterly principal payments under the Fourth Amended Credit Agreement. We made $50.0 million of discretionary principal payments for the three months ended September 30, 2023, and $135.0 million of discretionary principal payments for the nine months ended September 30, 2023. There were no discretionary principal payments made for the three and nine months ended September 30, 2022.
We had $80.0 million outstanding borrowings under our revolving credit facility as of September 30, 2023, and $215.0 million as of December 31, 2022. We had $2.3 million and $0.9 million of outstanding line of credit issuance costs as of September 30, 2023 and December 31, 2022, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
Note 10 - Leases
Finance Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and nine- month periods ended September 30, 2023 and 2022. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and nine- month periods ended September 30, 2023 and 2022.
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
Our expenses and payments for operating leases were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating leases expense	$1,004	$652	$2,851	$1,896
Short-term leases expense	$211	$168	$568	$420
Payments on operating lease obligations	$871	$663	$2,606	$2,231
Lease Balances in Statements of Financial Position
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	September 30, 2023	December 31, 2022
Finance lease right-of-use assets	Property, plant and equipment, net	$1,477	$1,749
Operating lease right-of-use assets	Other long-term assets	$12,487	$13,013

Finance lease obligations, current portion	Finance lease obligations, current portion	$345	$498
Finance lease obligations, non-current portion	Finance lease obligations, non-current portion	$1,147	$1,295
Total finance lease obligations		$1,492	$1,793

Operating lease obligations, current portion	Other accrued liabilities	$2,933	$2,842
Operating lease obligations, non-current portion	Other long-term liabilities	$9,752	$10,689
Total operating lease obligations		$12,685	$13,531

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of September 30, 2023:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2023	$103	$(2)	$101	$1,386	$(204)	$1,182
2024	415	(11)	404	4,171	(834)	3,337
2025	416	(11)	405	3,537	(860)	2,677
2026	409	(11)	398	2,973	(873)	2,100
2027	205	(11)	194	2,465	(826)	1,639
Thereafter	156	(9)	147	8,896	(4,868)	4,028
Total lease payments	1,704	(55)	1,649	23,428	(8,465)	14,963
Less: Interest	(164)	7	(157)	(4,348)	2,070	(2,278)
Present Value of Net Future Minimum Lease Payments	$1,540	$(48)	$1,492	$19,080	$(6,395)	$12,685
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	4.2 years	5.8 years
Weighted Average Discount Rate	4.07%	4.89%
Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of September 30, 2023, we had one qualified noncontributory defined benefit pension plan, the Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits in 2013. Additionally, we sponsor other postretirement benefit plans, including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$—	$19	$10	$57	$30
Interest cost	263	191	799	573	17	8	51	24
Expected return of plan assets	(354)	(340)	(1,066)	(1,020)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	—	—
Amortization of net loss (gain)	116	111	360	333	(3)	—	(7)	—
Net periodic benefit (credit) cost	$25	$(38)	$93	$(114)	$33	$18	$101	$54
Employer Contributions
There were no required or voluntary contributions made to the Union Plan for each of the three and nine months ended September 30, 2023 and 2022. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2023.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three and nine months ended September 30, 2023 and 2022, using cash from operations.

Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $2.0 million of aggregate remediation costs through September 30, 2023, and the accrual for future remediation efforts is $0.7 million.
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
The following table summarizes the change in number of asbestos claims outstanding for the nine months ended September 30, 2023:

Asbestos Claims
Claims outstanding as of January 1, 2023	537
New claims filed	111
Pending claims concluded(1)	(87)
Claims outstanding as of September 30, 2023	561
(1) For the nine months ended September 30, 2023, 75 claims were dismissed and 12 claims were settled. Settlements totaled approximately $4.5 million for the nine months ended September 30, 2023.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us that it intends to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three- and nine- month periods ended September 30, 2023 and 2022, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Asbestos-related liabilities	$64,707	$65,033
Asbestos-related insurance receivables	$59,807	$59,807
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
Note 13 – Income Taxes
Our effective income tax rate was 27.3% and 16.0% for the three months ended September 30, 2023 and 2022, respectively. The increase from the third quarter of 2022 was primarily due to the third quarter 2022 decrease in reserves for uncertain tax positions that did not recur in 2023. Our effective income tax rate was 30.0% and 20.5% for the nine months ended September 30, 2023 and 2022, respectively. The increase from the third quarter of 2022 was primarily due to the third quarter 2022 decrease in reserves for uncertain tax positions that did not recur in 2023.
The total amount of unrecognized tax benefits as of September 30, 2023 was $8.9 million, of which $7.9 million would affect our effective tax rate if recognized. Additionally, the balance of unrecognized tax benefits as of September 30, 2023 also included $1.0 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2023, we had $1.6 million accrued for the payment of interest.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2019 through 2022 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2019.
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

The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2023
Net sales - recognized over time	$60,788	$1,331	$4,093	$66,212
Net sales - recognized at a point in time	65,612	96,655	669	162,936
Total net sales	$126,400	$97,986	$4,762	$229,148
Operating income	$5,674	$19,851	$1,597	$27,122

Three Months Ended September 30, 2022
Net sales - recognized over time	$72,969	$3,346	$4,110	$80,425
Net sales - recognized at a point in time	57,639	107,637	1,530	166,806
Total net sales	$130,608	$110,983	$5,640	$247,231
Operating income	$2,263	$14,322	$1,891	$18,476

Nine Months Ended September 30, 2023
Net sales - recognized over time	$180,338	$17,423	$12,011	$209,772
Net sales - recognized at a point in time	212,102	278,153	3,789	494,044
Total net sales	$392,440	$295,576	$15,800	$703,816
Operating income	$6,001	$43,293	$5,470	$54,764

Nine Months Ended September 30, 2022
Net sales - recognized over time	$214,091	$9,090	$12,763	$235,944
Net sales - recognized at a point in time	190,835	317,223	3,465	511,523
Total net sales	$404,926	$326,313	$16,228	$747,467
Operating income	$12,342	$43,920	$5,501	$61,763

Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2023
United States	$20,403	$37,269	$1,060	$58,732
Other Americas	273	2,453	(34)	2,692
Total Americas	20,676	39,722	1,026	61,424
China	33,719	28,341	1,762	63,822
Other APAC	20,766	8,793	555	30,114
Total APAC	54,485	37,134	2,317	93,936
Germany	24,830	6,295	95	31,220
Other EMEA	26,409	14,835	1,324	42,568
Total EMEA	51,239	21,130	1,419	73,788
Total net sales	$126,400	$97,986	$4,762	$229,148
Three Months Ended September 30, 2022
United States	$33,969	$46,772	$1,087	$81,828
Other Americas	843	2,534	247	3,624
Total Americas	34,812	49,306	1,334	85,452
China	36,126	37,349	2,290	75,765
Other APAC	16,544	5,173	508	22,225
Total APAC	52,670	42,522	2,798	97,990
Germany	19,727	7,310	393	27,430
Other EMEA	23,399	11,845	1,115	36,359
Total EMEA	43,126	19,155	1,508	63,789
Total net sales	$130,608	$110,983	$5,640	$247,231
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Nine Months Ended September 30, 2023
United States	$63,263	$123,109	$3,127	$189,499
Other Americas	3,232	11,961	282	15,475
Total Americas	66,495	135,070	3,409	204,974
China	110,237	69,227	6,187	185,651
Other APAC	67,817	23,760	1,934	93,511
Total APAC	178,054	92,987	8,121	279,162
Germany	74,002	22,449	334	96,785
Other EMEA	73,889	45,070	3,936	122,895
Total EMEA	147,891	67,519	4,270	219,680
Total net sales	$392,440	$295,576	$15,800	$703,816
Nine Months Ended September 30, 2022
United States	$94,907	$136,340	$3,075	$234,322
Other Americas	2,814	7,550	614	10,978
Total Americas	97,721	143,890	3,689	245,300
China	113,448	99,734	6,048	219,230
Other APAC	60,023	18,418	1,778	80,219
Total APAC	173,471	118,152	7,826	299,449
Germany	57,653	23,784	874	82,311
Other EMEA	76,081	40,487	3,839	120,407
Total EMEA	133,734	64,271	4,713	202,718
Total net sales	$404,926	$326,313	$16,228	$747,467
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
Contract assets by operating segment were as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Advanced Electronics Solutions	$41,264	$33,736
Elastomeric Material Solutions	1,503	1,584
Other	3,709	3,533
Total contract assets	$46,476	$38,853
We did not have any contract liabilities as of September 30, 2023 or December 31, 2022. No impairment losses were recognized for the three- and nine- month periods ended September 30, 2023 and 2022, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, which contains restructuring charges and related expenses, as well as impairment charges, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Restructuring charges
Manufacturing footprint optimization	$—	$373	$—	$907
Global workforce reduction	656	—	8,746	—
Facility consolidations	1,265	—	7,615	—
Total restructuring charges	1,921	373	16,361	907
Impairment charges
Fixed asset impairment charges	—	—	—	212
Total impairment charges	—	—	—	212
Total restructuring and impairment charges	$1,921	$373	$16,361	$1,119
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Advanced Electronics Solutions
Allocated restructuring charges	$1,636	$371	$10,213	$920
Allocated impairment charges	—	—	—	212
Elastomeric Material Solutions
Allocated restructuring charges	285	2	6,148	(13)
Allocated impairment charges	—	—	—	—
Total restructuring and impairment charges	$1,921	$373	$16,361	$1,119
Restructuring Charges - Global Workforce Reduction
On February 16, 2023, we announced a reduction in force plan of our global workforce that was substantially completed in the first half of 2023, and will conclude in the fourth quarter of 2023. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate that we will incur approximately $8.7 million to $8.9 million in pre-tax restructuring charges related to this plan, all of which are expected to be in the form of cash-based expenditures and substantially all of which are expected to be related to employee severance and other termination benefits.

(Dollars in thousands)	Global Workforce Reduction Restructuring Severance and Related Benefits
Balance as of December 31, 2022	$—
Provisions	8,476
Payments	(8,133)
Foreign currency translation adjustment	41
Balance as of September 30, 2023	$384
Restructuring Charges - Facility Consolidations
In late 2022 and early 2023, we announced our intention to exit certain facilities in the U.S. and Asia. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate that we will incur approximately $7.7 million to $8.3 million in pre-tax restructuring charges related to these facility consolidations, most of which are expected to be in the form of accelerated depreciation.

As part of our facility consolidations plan, on February 17, 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business in our EMS operating segment for a purchase price of $1.8 million. The first phase of the deal, which pertained to the net assets other than the land and building, was completed in late March 2023, while the second phase, which pertained to the sale of the land and building, was completed in early September 2023. Of the $1.8 million purchase price, $1.0 million and $0.8 million were allocated to the first and second phases of the deal, respectively. The first phase of the deal included $3.7 million in assets and $3.1 million in liabilities. The assets were primarily comprised of accounts receivable, contract assets and inventories, while the liabilities were primarily comprised of accounts payable and other accrued liabilities, along with the previously recognized accrual against the net assets of the business based on the estimated fair value of the business in December 2022. We incurred $1.2 million of selling costs in the first quarter of 2023, which were recorded in “Selling, general and administrative expenses” in our condensed consolidated statements of operations.
As of September 30, 2023 we recognized $16.1 million of assets held for sale within the “Other current assets” financial statement line item of our condensed consolidated statements of financial position. This includes $13.1 million for land and building at our Price Road facility in Chandler, Arizona and $3.0 million of land and building at one of our Suzhou, China facilities. During the third quarter of 2023, the previously disclosed asset purchase agreement to sell our Price Road facility was terminated and the facility remains held for sale.
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
UTIS fire
Inventory charges	$—	$(1)	$—	$199
Professional services	77	369	596	1,295
Lease obligations	—	91	—	369
Compensation & benefits	—	562	—	1,931
Other	—	2	—	15
Insurance recoveries	(730)	(1,604)	(7,424)	(6,646)
Total UTIS fire	(653)	(581)	(6,828)	(2,837)
(Gain) loss on sale or disposal of property, plant and equipment	(193)	3	(679)	(15)
Total other operating (income) expense, net	$(846)	$(578)	$(7,507)	$(2,852)
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
In connection with the UTIS fire, we recognized insurance recoveries of $0.7 million and $7.4 million related to our ongoing insurance claims for business interruption and property damage for the three and nine months ended September 30, 2023, respectively. We incurred $0.1 million and $0.6 million for various professional services for the three and nine months ended September 30, 2023, respectively, in connection with the pursuit of our insurance claims.
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

Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest on revolving credit facility	$(1,939)	$(2,831)	$(8,306)	$(5,014)
Line of credit fees	(219)	(118)	(565)	(409)
Debt issuance amortization costs	(123)	(178)	(527)	(536)
Interest income	133	175	978	462
Other	(180)	10	(207)	(62)
Total interest expense, net	$(2,328)	$(2,942)	$(8,627)	$(5,559)
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
Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the third quarter of 2023 as compared to the third quarter of 2022, our net sales decreased approximately 7.3% to $229.1 million, our gross margin increased approximately 350 basis points to 35.1% from 31.6%, and we had an operating income of 11.8% compared to operating income of 7.5%, an approximately 430 basis points increase.
•We made $50.0 million of discretionary principal payments on our revolving credit facility in the third quarter of 2023.
•On February 17, 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business for a purchase price of $1.8 million. The first phase of the deal, which pertained to the net assets other than the land and building, was completed in late March 2023, while the second phase, which pertained to the sale of the land and building, was completed in early September 2023.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	35.1%	31.6%	34.1%	33.4%

Selling, general and administrative expenses	19.4%	20.5%	21.4%	22.0%
Research and development expenses	3.4%	3.7%	3.6%	3.4%
Restructuring and impairment charges	0.8%	0.2%	2.3%	0.1%
Other operating (income) expense, net	(0.3)%	(0.3)%	(1.0)%	(0.4)%
Operating income	11.8%	7.5%	7.8%	8.3%

Equity income in unconsolidated joint ventures	0.3%	0.5%	0.2%	0.6%
Other income (expense), net	0.3%	0.3%	—%	0.1%
Interest expense, net	(1.0)%	(1.2)%	(1.2)%	(0.7)%
Income before income taxes	11.4%	7.1%	6.8%	8.3%

Income tax expense (benefit)	3.1%	1.1%	2.1%	1.7%

Net income	8.3%	6.0%	4.7%	6.6%

Net Sales and Gross Margin
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$229,148	$247,231	$703,816	$747,467
Gross margin	$80,360	$78,064	$239,678	$249,976
Percentage of net sales	35.1%	31.6%	34.1%	33.4%
Net sales decreased by 7.3% in the third quarter of 2023 compared to the third quarter of 2022. Our AES and EMS operating segments had net sales decreases of 3.2% and 11.7%, respectively. The decrease in net sales was primarily due to lower net sales in the EV/HEV, aerospace and defense, portable electronics and wireless infrastructure markets in our AES operating segment and lower net sales in the general industrial, consumer and portable electronics markets in our EMS operating segment. The decrease was partially offset by higher net sales in the renewable energy, ADAS and general industrial markets in our AES operating segment and higher net sales in the aerospace and defense market in our EMS operating segment. Net sales were favorably impacted by foreign currency impacts of $1.9 million, or 0.8%, due to the appreciation in value of the euro relative to the U.S. dollar, partially offset by the depreciation in value of the Chinese renminbi relative to the U.S. dollar.
Net sales decreased by 5.8% in the first nine months of 2023 compared to the first nine months of 2022. Our AES and EMS operating segments had net sales decreases of 3.1% and 9.4%, respectively. The decrease in net sales was primarily due to lower net sales in the wireless infrastructure, aerospace and defense, EV/HEV and portable electronics markets in our AES operating segment and lower net sales in the general industrial, consumer, portable electronics and EV/HEV markets in our EMS operating segment. The decrease was partially offset by higher net sales in the renewable energy and ADAS markets in our AES operating segment and higher net sales in the aerospace and defense market in our EMS operating segment. Net sales were unfavorably impacted by foreign currency impacts of $7.0 million, or 0.9%, due to the depreciation in value of the Chinese renminbi and the British pound relative to the U.S. dollar, partially offset by the appreciation in value of the euro relative to the U.S. dollar.
Gross margin as a percentage of net sales increased approximately 350 basis points to 35.1% in the third quarter of 2023 compared to 31.6% in the third quarter of 2022. Gross margin in the third quarter of 2023 improved due to lower freight, duties and tariffs costs and favorable factory optimization efforts in our AES and EMS operating segments, as well as lower raw material costs in our EMS operating segment. This was partially offset by the unfavorable impacts from lower volume and unfavorable mix, as well as unfavorable yield performance in our AES and EMS operating segments, and higher inventory reserves provisions in our EMS operating segment.
Gross margin as a percentage of net sales increased approximately 70 basis points to 34.1% in the first nine months of 2023 compared to 33.4% in the first nine months of 2022. Gross margin in the first nine months of 2023 improved due to lower freight, duties and tariffs costs, lower raw material costs and favorable factory optimization efforts in our AES and EMS operating segments. This was partially offset by lower volume and unfavorable mix, as well as higher inventory reserves provisions and unfavorable yield performance in our AES and EMS operating segments.

Selling, General and Administrative Expenses
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Selling, general and administrative expenses	$44,336	$50,653	$150,549	$164,496
Percentage of net sales	19.4%	20.5%	21.4%	22.0%
Selling, general and administrative (SG&A) expenses decreased 12.5% in the third quarter of 2023 from the third quarter of 2022, primarily due to a $3.8 million decrease in professional services, a $1.8 million decrease in total compensation and benefits and a $0.7 million decrease in other intangible asset amortization expense, partially offset by a $0.4 million increase in travel expenses and a $0.2 million increase in fixed asset depreciation expense.
SG&A expenses decreased 8.5% in the first nine months of 2023 from the first nine months of 2022, primarily due to an $11.2 million decrease in total compensation and benefits, a $2.6 million decrease in other intangible asset amortization expense and a $1.1 million decrease in professional services, partially offset by a $0.7 million increase in fixed asset depreciation expense and $0.7 million increase in travel expenses.
The decrease in total compensation and benefits was primarily due to a $0.4 million decrease in the impact for retention awards issued in connection with the terminated DuPont merger, on a quarter-to-date basis, and the $6.5 million discretionary RESIP contribution in 2022 and a $1.5 million decrease in the impact for retention awards issued in connection with the terminated DuPont merger on a year-to-date basis. The decrease in professional services expense on a quarter-to-date basis was due to a $1.5 million decrease in expenses incurred related to the terminated merger with DuPont, a $0.1 million decrease in expenses incurred related to our acquisition of Silicone Engineering as well as an overall general reduction of professional service expenses across general and administrative departments. The decrease in professional services expense on a year-to-date basis was due to a $5.4 million decrease in expenses incurred related to the terminated merger with DuPont, a $0.6 million decrease in expenses incurred related to our acquisition of Silicone Engineering as well as an overall general reduction of professional service expenses across general and administrative departments, partially offset by $7.6 million of expenses related to non-routine shareholder advisory costs and $1.1 million of expenses in connection with the sale of our high-performance engineered cellular elastomer business.

Research and Development Expenses
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Research and development expenses	$7,827	$9,140	$25,511	$25,450
Percentage of net sales	3.4%	3.7%	3.6%	3.4%
R&D expenses decreased 14.4% in the third quarter of 2023 from the third quarter of 2022 due to a decrease in trial costs for alternative raw materials, a decrease in professional services and a decrease in total compensation and benefits expense.
R&D expenses increased 0.2% in the first nine months of 2023 from the first nine months of 2022 due to an increase in trial costs for alternative raw materials, partially offset by a decrease in professional services and a decrease in total compensation and benefits expense.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Restructuring and impairment charges	$1,921	$373	$16,361	$1,119
Other operating (income) expense, net	$(846)	$(578)	$(7,507)	$(2,852)
We incurred restructuring charges and related expenses associated with the announced reduction in force plan of our global workforce along with certain facility consolidation efforts, which were substantially completed as of September 30, 2023. The plans are expected to significantly reduce our manufacturing costs and operating expenses. We recognized restructuring charges and related expenses pertaining to these restructuring projects of $1.9 million in the third quarter of 2023 and $16.4 million in the first nine months of 2023. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
With respect to other operating (income) expense, net, we recognized income of $0.8 million and income of $0.6 million in the third quarter of 2023 and 2022, respectively, and income of $7.5 million and income of $2.9 million in the first nine months of 2023 and 2022, respectively. The impact in the third quarter of 2023 and 2022 and the first nine months of 2023 and 2022, primarily consisted of insurance recoveries, partially offset by professional service costs, compensation and benefits for certain of our UTIS employees, costs incurred under our manufacturing facility lease agreement and inventory charges. For additional information, refer to “Note 15 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Equity income in unconsolidated joint ventures	$641	$1,162	$1,559	$4,237
As of September 30, 2023, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 44.8% in the third quarter of 2023 from the third quarter of 2022, and decreased 63.2% in the first nine months of 2023 from the first nine months of 2022. On quarter-to-date and year-to-date bases, the decrease was due to lower net sales for RIC and RIS. The lower net sales for both RIC and RIS was primarily driven by the portable electronics market in Asia.

Other Income (Expense), Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Other income (expense), net	$761	$977	$9	$1,563
Other income (expense), net decreased to income of $0.8 million in the third quarter of 2023 from income of $1.0 million in the third quarter of 2022. On a quarter-to-date basis, the decrease was due to the unfavorable impacts from our foreign currency transactions, partially offset by favorable impacts from our foreign currency derivatives.
Other income (expense), net decreased to income of less than $0.1 million in the first nine months of 2023 from income of $1.6 million in the first nine months of 2022. On a year-to-date basis, the decrease was due to unfavorable impacts from our foreign currency transactions, partially offset by favorable impacts from our foreign currency derivatives and the favorable impacts from our copper derivative contracts.

Interest Expense, Net
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense, net	$(2,328)	$(2,942)	$(8,627)	$(5,559)
Interest expense, net, decreased by $0.6 million in the third quarter of 2023 from the third quarter of 2022, and increased by $3.1 million in the first nine months of 2023 from the first nine months of 2022. The decrease on a quarter-to-date basis was primarily due to a lower weighted-average outstanding balance, partially offset by a higher weighted-average interest rate. The increase on a year-to-date basis was primarily due to a higher weighted-average interest rate, partially offset by a lower weighted-average outstanding balance.

Income Taxes
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income tax expense (benefit)	$7,161	$2,835	$14,311	$12,683
Effective tax rate	27.3%	16.0%	30.0%	20.5%
Our effective income tax rate was 27.3% and 16.0% for the three months ended September 30, 2023 and 2022, respectively. The increase from the third quarter of 2022 was primarily due to the third quarter 2022 decrease in uncertain tax positions that did not recur in 2023. Our effective income tax rate was 30.0% and 20.5% for the nine months ended September 30, 2023 and 2022, respectively. The increase from the third quarter of 2022 was primarily due to the third quarter 2022 decrease in reserves for uncertain tax positions that did not recur in 2023.

Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$126,400	$130,608	$392,440	$404,926
Operating income	$5,674	$2,263	$6,001	$12,342
AES net sales decreased by 3.2% in the third quarter of 2023 compared to the third quarter of 2022. The decrease in net sales over the third quarter of 2022 was primarily driven by lower net sales in the EV/HEV, wireless infrastructure, aerospace and defense and portable electronics markets, partially offset by higher net sales in the renewable energy, ADAS and general industrial markets. Net sales were favorably impacted by foreign currency fluctuations of $2.6 million, or 2.0%, due to the appreciation in value of the euro relative to the U.S dollar, partially offset by the depreciation in value of the Chinese renminbi relative to the U.S. dollar.
AES net sales decreased by 3.1% in the first nine months of 2023 compared to the first nine months of 2022. The decrease in net sales over the first nine months of 2022 was primarily driven by lower net sales in the wireless infrastructure, aerospace and defense and portable electronics markets, partially offset by higher net sales in the renewable energy and ADAS markets. Net sales were unfavorably impacted by foreign currency fluctuations of $2.3 million, or 0.6%, due to the depreciation in value of Chinese renminbi relative to the U.S. dollar, partially offset by the appreciation in value of the euro relative to the U.S. dollar.
We recognized operating income of $5.7 million in the third quarter of 2023 compared to operating income of $2.3 million in the third quarter of 2022. The increase in operating income was primarily due to a year-over-year decrease in costs related to the terminated DuPont merger, partially offset by unfavorable year-over-year changes in restructuring charges. The increase in operating income was also due to lower freight, duties and tariffs costs and favorable factory optimization efforts. This was partially offset by lower volume and unfavorable mix, as well as unfavorable yield performance. As a percentage of net sales, the operating income in the third quarter of 2023 was 4.5% compared to 1.7% of operating income reported in the third quarter of 2022.
We recognized operating income of $6.0 million in the first nine months of 2023 compared to operating income of $12.3 million in the first nine months of 2022. The decrease in operating income was primarily due to unfavorable year-over-year changes in restructuring charges and shared service operating expense allocations driven by non-routine shareholder advisory costs, partially offset by a year-over-year decrease in costs related to the terminated DuPont merger. The decrease in operating income was also due to lower volume and unfavorable mix, as well as unfavorable yield performance and higher inventory reserves provisions. This was partially offset by lower freight, duties and tariffs costs, lower raw material costs and favorable factory optimization efforts. As a percentage of net sales, operating income in the first nine months of 2023 was 1.5% compared to 3.0% of operating income reported in the first nine months of 2022.
Elastomeric Material Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$97,986	$110,983	$295,576	$326,313
Operating income	$19,851	$14,322	$43,293	$43,920
EMS net sales decreased by 11.7% in the third quarter of 2023 compared to the third quarter of 2022. The decrease in net sales over the third quarter of 2022 was primarily driven by lower net sales in the general industrial, consumer and portable electronics markets, partially offset by higher net sales in the aerospace and defense market. Net sales were unfavorably impacted by foreign currency fluctuations of $0.5 million, or 0.5%, due to the depreciation in value of the Chinese renminbi relative to the U.S. dollar, partially offset by the appreciation in value of the euro relative to the U.S. dollar.
EMS net sales decreased by 9.4% in the first nine months of 2023 compared to the first nine months of 2022. The decrease in net sales over the first nine months of 2022 was primarily driven by lower net sales in the general industrial, consumer, portable electronics and EV/HEV markets, partially offset by higher net sales in the aerospace and defense market. Net sales were unfavorably impacted by foreign currency fluctuations of $4.2 million, or 1.3%, due to the depreciation in value of Chinese renminbi and the British pound relative to the U.S. dollar.
We recognized operating income of $19.9 million in the third quarter of 2023 compared to operating income of $14.3 million in the third quarter of 2022. The increase in operating income was primarily due to a year-over-year decrease in costs related to the terminated DuPont merger, partially offset by unfavorable year-over-year changes in restructuring charges. The increase in operating income was also due to lower freight, duties and tariffs costs, favorable factory optimization efforts and lower raw material costs. This was partially offset by lower volume, as well as unfavorable yield performance and higher inventory reserves provisions. As a percentage of net sales, operating income in the third quarter of 2023 was 20.3% compared to 12.9% reported in the third quarter of 2022.
We recognized operating income of $43.3 million in the first nine months of 2023 compared to operating income of $43.9 million in the first nine months of 2022. The decrease in operating income was primarily due to unfavorable year-over-year changes in restructuring charges and shared service operating expense allocations driven by non-routine shareholder advisory costs, partially offset by a year-over-year decrease in costs related to the terminated DuPont merger. The decrease in operating income was also due to lower volume, as well as unfavorable yield performance and higher inventory reserves provisions. This was partially offset by lower freight, duties and tariffs costs, lower raw material costs and favorable factory optimization efforts, in addition to a $4.0 million favorable change in charges/benefits related to the UTIS fire. As a percentage of net sales, operating income in the first nine months of 2023 was 14.6% compared to 13.5% reported in the first nine months of 2022.
Other

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$4,762	$5,640	$15,800	$16,228
Operating income	$1,597	$1,891	$5,470	$5,501
Net sales in this segment decreased by 15.6% in the third quarter of 2023 from the third quarter of 2022. Operating income decreased 15.5% in the third quarter of 2023 compared to the third quarter of 2022. The decrease in operating income was primarily driven by lower volume and unfavorable factory utilization. As a percentage of net sales, operating income was 33.5% in both the third quarter of 2023 and the third quarter of 2022.
Net sales in this segment decreased by 2.6% in the first nine months of 2023 from the first nine months of 2022. Operating income decreased 0.6% in the first nine months of 2023 compared to the first nine months of 2022. The decrease in operating income was primarily driven by lower volume, unfavorable factory utilization and higher inventory reserves provisions, partially offset by lower freight, duties and tariffs costs. As a percentage of net sales, operating income in the first nine months of 2023 was 34.6% compared to 33.9% in the first nine months of 2022.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	September 30, 2023	December 31, 2022
United States	$44,378	$119,931
Europe	33,525	69,877
Asia	48,552	46,042
Total cash and cash equivalents	$126,455	$235,850
Approximately $82.1 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of September 30, 2023. We did not make any changes in the nine months ended September 30, 2023 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Key Financial Position Accounts:
Cash and cash equivalents	$126,455	$235,850
Accounts receivable, net	$185,750	$177,413
Inventories	$157,073	$182,402
Borrowings under revolving credit facility	$80,000	$215,000

Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2022 to September 30, 2023 were as follows:
•Cash and cash equivalents were $126.5 million as compared to $235.9 million as of December 31, 2022, a decrease of $109.4 million, or 46.4%. This decrease was primarily due to $135.0 million in discretionary principal payments on our revolving credit facility, $34.5 million in capital expenditures and $2.5 million in tax payments related to net share settlement of equity awards, partially offset by cash flows provided by operations.
•Accounts receivable, net increased 4.7% to $185.8 million as of September 30, 2023 from $177.4 million as of December 31, 2022. The increase from year-end was primarily due to higher net sales at the end of the third quarter of 2023 compared to at the end of 2022, partially offset by a $5.3 million decrease in our income taxes receivable.
•Inventories decreased 13.9% to $157.1 million as of September 30, 2023, from $182.4 million as of December 31, 2022, primarily driven by a reduction in finished goods stock as well as higher inventory reserves provisions.
•Borrowings under revolving credit facility were $80.0 million as of September 30, 2023 compared to $215.0 million as of December 31, 2022. This decrease was due to $135.0 million in discretionary principal payments on our revolving credit facility made in the first nine months of 2023. For additional information regarding this facility and the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022
Key Cash Flow Measures:
Net cash provided by operating activities	$59,522	$1,834
Net cash used in investing activities	$(30,346)	$(81,048)
Net cash provided by (used in) financing activities	$(139,612)	$89,997
In 2023, we expect capital spending to be in the range of approximately $55.0 million to $65.0 million. We plan to fund our capital spending in 2023 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2023.
Contingencies
During the third quarter of 2023, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the third quarter of 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2023. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2023. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
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
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
Item 6.    Exhibits

List of Exhibits:

3.1	Restated Articles of Organization of Rogers Corporation, as amended, incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3.2	Amended and Restated Bylaws of Rogers Corporation, effective August 9, 2023, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2023.

10.1	Fifth Amended and Restated Credit Agreement, dated as of March 24, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2023.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and September 30, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) Condensed Consolidated Statements of Financial Position as of September 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: October 26, 2023