Form 10-K
period 2023-12-31
ROGERS CORP
filed 2024-02-27
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (480) 917-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Capital Stock,	par value $1.00 per share	ROG	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,007,177,815. Rogers has no non-voting common equity. The number of shares outstanding of capital stock as of February 23, 2024 was 18,655,088.

Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement related to the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

ROGERS CORPORATION
FORM 10-K

December 31, 2023

ROGERS CORPORATION
Defined Terms(1)

Term	Definition
4th Amended Credit Agreement	4th Amended and Restated Credit Agreement, dated as of October 16, 2020, among Rogers Corporation, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Citibank, N.A., Citizens Bank, N.A., PNC Bank, National Association, Wells Fargo Bank, as Co-Syndication Agents
5th Amended Credit Agreement	5th Amended and Restated Credit Agreement, dated as of March 24, 2023, among Rogers Corporation, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents
ABO	Accumulated benefit obligation
ADAS	Advanced driver assistance systems
AES	Advanced Electronics Solutions
APAC	Asia - Pacific
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
COVID-19	Novel coronavirus
DuPont	DuPont de Nemours, Inc.
EMEA	Europe, the Middle East and Africa
EMS	Elastomeric Material Solutions
EU	European Union
EURIBOR	Euro Interbank Offered Rate
EV	Electric vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom’s Financial Conduct Authority
HEV	Hybrid electric vehicles
JPMorgan Chase	JP Morgan Chase Bank, N.A.
LIBOR	London Interbank Offered Rate
NYFRB	Federal Reserve Bank of New York
OECD	Organization for Economic Co-operation and Development
OEMs	Original equipment manufacturers
Proxy Statement	Our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders
PBO	Projected benefit obligation
R&D	Research and development
RESIP	Rogers Employee Savings and Investment Plan
RIC	Rogers Inoac Corporation
RIS	Rogers Inoac Suzhou Corporation
SAMR	State Administration for Market Regulation of China
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Silicone Engineering	Silicone Engineering Ltd.
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
TIBOR	Tokyo Interbank Offered Rate
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States
(1) Certain terms used within this Form 10-K are defined in the table above.

Part I

Item 1. Business
As used herein, the “Company,” “Rogers,” “we,” “us,” “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•failure to capitalize on, volatility within, or other adverse changes with respect to our growth drivers, such as delays in adoption or implementation of new technologies;
•failure to successfully execute on our long-term growth strategy as a standalone company;
•uncertain business, economic and political conditions in the U.S. and abroad, particularly in China, South Korea, Germany, Belgium, England and Hungary, where we maintain significant manufacturing, sales or administrative operations;
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
•disruptions in, or breaches of, our information technology systems; and
•our terminated merger with DuPont, which may cause us to incur substantial costs that may adversely affect our financial results and operations and the market price of our capital stock, including as a result of litigation.
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Position” and elsewhere in this Annual Report on Form 10-K, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Company Background
Rogers Corporation designs, develops, manufactures and sells high-performance and high-reliability engineered materials and components to meet our customers’ demanding challenges. We operate two strategic operating segments: AES and EMS. Our remaining operations, which represent our non-core businesses, are reported in our Other operating segment. We are headquartered in Chandler, Arizona.
Operating Segments
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, automotive (e.g, ADAS), aerospace and defense (e.g., antenna systems, communication systems and phased array radar systems), renewable energy (e.g., wind and solar), wireless infrastructure (e.g., power amplifiers, antennas and small cells), mass transit, industrial (e.g., variable frequency drives), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and internet protocol infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, IsoClad® Series, MAGTREX®, IM Series™, 2929 Bondply, SpeedWave® Prepreg, RO4400™/RO4400T™ Series and Radix™. As of December 31, 2023, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Evergem, Belgium; Budapest, Hungary; and Suzhou, China.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, XRD®, Silicone Engineering and R/bak®. As of December 31, 2023, our EMS operating segment had manufacturing and administrative facilities in Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Evergem, Belgium; Blackburn, England; Siheung, South Korea; and Suzhou, China.
We also own 50% of two unconsolidated joint ventures: (1) RIC, a joint venture established in Japan to design, develop, manufacture and sell PORON® products predominantly for the Japanese market and (2) RIS, a joint venture established in China to design, develop, manufacture and sell PORON® products primarily for RIC customers in various Asian countries. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.
Other
Our Other operating segment consists of elastomer components for applications in the general industrial market, as well as elastomer floats for level sensing in fuel tanks, motors, and storage tanks applications in the general industrial and automotive markets. We sell our elastomer components under our ENDUR® trade name and our floats under our NITROPHYL® trade name.
Terminated Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont in an all-cash transaction. Our shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. Consummation of the merger was subject to various customary closing conditions, including regulatory approval by the SAMR, and either party had the right to terminate the merger agreement if the merger had not closed on or before November 1, 2022. As of November 1, 2022, the parties had not received regulatory approval from SAMR and on that date, DuPont issued a notice of termination of the merger agreement. Pursuant to the terms of the merger agreement, we received a regulatory termination fee in the amount of $162.5 million, before taxes, and incurred a transaction-related fee of $20.4 million.

Sales and Competition
We sell our materials and components primarily through direct sales channels positioned near major concentrations of our customers in North America, Europe and Asia. We sold to approximately 3,200 customers worldwide in 2023, consisting primarily of OEMs and component suppliers. No individual customer represented more than 10% of our total net sales for 2023; however, there are concentrations of OEM customers in our AES operating segment (semiconductor and automotive manufacturers). Although the loss of any one of our larger customers would require a period of adjustment, during which the results of operations could be materially adversely impacted, we believe that such events could be successfully mitigated over a period of time due to the diversity of our customer base.
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
Manufacturing and Raw Materials
The key raw materials used in our business are as follows: for our AES operating segment, copper, including copper foil, polymer, polytetrafluoroethylene, fiberglass materials, ceramic and brazing paste materials, including silver, and various fillers and flame retardants; and for our EMS operating segment, polyol, isocyanates, polytetrafluoroethylene, ultra-high molecular weight polyethylene materials and silicone materials.
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
As of December 31, 2023, we employed approximately 3,300 people, of whom approximately 1,200 were employed in North America, 1,100 in the EMEA region and 1,000 in APAC region. Approximately 300 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements and approximately 600 of our European employees are covered by work council arrangements.
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
Health and Safety
Promoting the health and safety of our employees is one of our most important objectives. We strive to minimize lost workdays and recordable incidents. To promote awareness and accountability, our vision is clear: Everyone, Everywhere goes home safely Every Day. Our commitment is to put safety first and we ask for everyone’s commitment to never compromise their safety or the safety of others.
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
Diversity, Equity and Inclusion
We continue to advance efforts to improve diversity, equity and inclusion within the Company, focusing on attracting and maintaining diverse talent within the organization and promoting awareness and acceptance globally. We believe that our diversity, equity and inclusion will make our Company a more desirable workplace and will lead to improved business performance.

Information About Our Executive Officers
Our executive officers as of February 26, 2024 were as follows:

Name	Age	Present Position	Year Appointed to Present Position	Other Relevant Positions Held
R. Colin Gouveia	60	President and Chief Executive Officer, Director, Principal Executive Officer	2022	Senior Vice President and General Manager of EMS from June 2019 to December 2022; Vice President and General Manager, Eastman Chemical Co., from December 2014 to June 2019.
Ramakumar Mayampurath	60	Senior Vice President and Chief Financial Officer, Principal Financial Officer	2021	Vice President, Corporate Finance from December 2020 to May 2021; Vice President, Business Transformation from March 2020 to December 2020; Vice President, Financial Planning and Analysis from November 2014 to December 2020.
Brian Larabee	57	Senior Vice President and General Manager of Elastomeric Material Solutions	2023	Vice President and General Manager of EMS from November 2022 to November 2023; Senior Director, EMS Product Management from February 2021 to December 2022; Director, EMS New Product and Business Development from November 2016 to February 2021.
Jeff Tsao	45	Senior Vice President and General Manager of Advanced Electronics Solutions, Senior Vice President of Asia	2023	Vice President and General Manager of AES from September 2019 to November 2023; Vice President of Sales and Marketing of PES from December 2018 to September 2019; Global Sales Director of PES from August 2017 to November 2018.
Larry Schmid	62	Senior Vice President, Global Operations and Supply Chain	2023	President, Pilko & Associates, from January 2020 to January 2023; Global Manufacturing & Engineering Operations Director, The Dow Chemical Company, Performance Materials & Coatings, from June 2018 to June 2019; Global Operations Director, The Dow Chemical Company, Dow Performance Silicones, from June 2016 to June 2018.
Jessica Morton	44	Vice President, General Counsel and Corporate Secretary	2023	Associate General Counsel and Assistant Secretary of FMC Corporation from April 2021 to March 2023; Assistant General Counsel and Assistant Secretary of FMC Corporation from April 2019 to March 2021; Assistant General Counsel of FMC Corporation from July 2016 to March 2019.
Griffin Gappert	50	Vice President and Chief Technology Officer	2023	Global Head of Innovation for Automotive OEMs at Henkel from April 2021 to August 2023; Vice President of Innovation and Technical Customer Service at Henkel from January 2020 to April 2021; Vice President of Product Development and Technical Customer Service at Henkel from June 2018 to January 2020; Global Technical Director of Industrial Supplies at Ashland Inc from June 2016 to May 2018.
Michael Webb	56	Senior Vice President and Chief Administrative Officer	2023	Executive Vice President - Chief Human Resources Officer and Chief Administrative Officer at Nutrien from January 2018 to May 2022; Senior Vice President, Human Resources at Agrium from January 2014 to January 2018; Senior Vice President of Human Resources at HSBC from August 2010 to January 2014.
Available Information
We make available on our website (http://www.rogerscorp.com), or through a link posted on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed by our executive officers and directors pursuant to Section 16 of the Exchange Act, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains an internet site that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
We also make available on our website the charters for our Audit Committee, Compensation and Organization Committee, and Nominating and Governance Committee, in addition to our Corporate Governance Guidelines, Bylaws, Code of Business Ethics, and Compensation Recovery Policy. Our website is not incorporated into or a part of this Annual Report on Form 10-K.

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
Risks Relating to Our Business, Strategy and Operations
Failure to capitalize on, volatility within, or other adverse changes with respect to the Company’s growth drivers, including significant growth markets and high growth markets, may adversely affect our business.
We derived approximately 22% and 31% of our net sales for the year ended December 31, 2023 from sales relating to the significant growth markets (e.g., EV/HEV) and high growth markets (e.g., ADAS, portable electronics, renewable energy and aerospace and defense), respectively. These growth drivers, as well as specific market and industry trends within them, may be volatile, cyclical and sensitive to a variety of factors, including general economic conditions (including higher inflation and interest rates), demand disruptions (including third-party component availability at our customers), technology disruptions, consumer preferences and political priorities. Adverse or cyclical changes to and within these growth drivers, such as delays in adoption or implementation of new technologies, has resulted in, and may continue to result in, reduced demand for certain of our products, production overcapacity, increased inventory levels and related risks of obsolescence, as well as price erosion, ultimately leading to a decline in our operating results. Acceleration within these growth drivers and corresponding rapid increases in demand for certain products may also require us to make significant capital investments or acquisitions in facilities and information systems and significantly increase our personnel in order to increase production levels and to maintain customer relationships and market positions. However, we may not be able to increase our production levels with sufficient speed or efficiency to capitalize on such increases in demand.
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
Macroeconomic conditions could materially adversely affect our business, financial condition, or results of operations.
Macroeconomic conditions, such as high inflationary pressure, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and sovereign debt concerns, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, the introduction of or changes in tariffs or trade barriers, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia and the conflict between Israel and Hamas), and monetary and financial uncertainties.
The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have resulted in, and may continue to result in, higher inflation in the U.S. and globally, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including additional increases in interest rates. Other adverse impacts of recent macroeconomic conditions have been, and may continue to be, supply chain constraints, logistics challenges, liquidity concerns in the broader financial services industry, and fluctuations in labor availability.
Our dependence on sole or limited source suppliers for certain of our raw materials could materially adversely affect our ability to manufacture products and materially increase our costs.
We rely on sole and limited source suppliers for certain of the raw materials that are critical to the manufacturing of our products. This reliance subjects us to risks related to our potential inability to obtain an adequate supply of required raw materials, particularly given our use of lean manufacturing and just-in-time inventory techniques, and reduces our control over pricing and timing of delivery of raw materials. Our operating results could be materially adversely affected if we were unable to obtain adequate supplies of these materials in a timely manner or if their cost increased significantly.
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
Our business strategy includes plans for organic growth, and our results of operations and financial position could be adversely affected if we fail to grow or fail to manage our growth effectively.
As part of our general growth strategy, we expect to continue to pursue organic growth (including the significant capital expenditures associated therewith), while also continuing to evaluate potential acquisitions and expansion opportunities that we believe provide a strategic or geographic fit with our business. Although we have experienced significant growth in our assets and revenues in the past, we may not be able to sustain our historical growth rate or be able to grow at all. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage our growth, including to the satisfaction of our regulators, we could be materially and adversely affected. Consequently, continued organic growth, if achieved, may place a strain on our administrative and operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.
We rely on highly specialized technical personnel and management, and the failure to attract and retain these individuals could impair our expected growth and future success.
We depend upon the continued services and performance of key executives, senior management and skilled technical personnel, particularly our sales engineers and other professionals with significant experience in the key industries we serve. Our ability to compete effectively and our future success depend on our continuing to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition for these personnel from other companies, academic institutions and government entities is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Outside the U.S., it is increasingly important that we are also able to attract and retain personnel with relevant local qualifications and experience. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
In addition, we have recently appointed several new senior executives, including our new Senior Vice President and General Manager of AES; Senior Vice President and General Manager of EMS; Senior Vice President, Global Operations and Supply Chain; Vice President, General Counsel and Corporate Secretary; Vice President and Chief Technology Officer; and Senior Vice President and Chief Administrative Officer. Our continued performance will depend in part on the success of our new leadership.
If we suffer loss or disruption to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our business could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss or disruption due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters or events. If any of these facilities, supply chains or systems were to experience a catastrophic loss or disruption, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. Additionally, there was a fire at our UTIS manufacturing facility in Ansan, South Korea in early February 2021, which resulted in extensive damage to the manufacturing site. Commercial operations resumed in late 2021, with the launch of a replacement production line at one of our Suzhou, China facilities, and commercial production at our new location in Siheung, South Korea commenced in late-January 2023. Disruptions to our South Korean operations and certain customer relationships in South Korea directly resulting from the closure of the UTIS facility continued to be experienced through 2023. The extent to which these events will continue to affect our results of operations and financial position remains uncertain. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses or disruptions.
We have extensive international operations, and events and circumstances that have general international consequence or specific impact in the countries in which we operate may materially adversely affect our business.
For the year ended December 31, 2023, approximately 74% of our net sales resulted from sales in foreign markets, with approximately 40% and 31% of such net sales occurring in Asia and Europe, respectively. We expect our net sales in foreign markets to continue to represent a substantial majority of our consolidated net sales. We maintain significant manufacturing and administrative operations in China, Germany, Belgium, England, South Korea and Hungary, and approximately 64% of our employees were located outside the U.S. as of December 31, 2023. Risks related to our extensive international operations include the following:
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
•changes in multilateral and bilateral trade relations;
•complications in complying, and failure to comply, with a variety of laws and regulations applicable to our foreign operations, including due to unexpected changes in the laws or regulations of the countries in which we operate;
•failure to comply with the Foreign Corrupt Practices Act or other applicable anti-corruption laws;

•greater difficulty protecting our intellectual property; and
•compliance with foreign employment regulations, as well as work stoppages and labor and union disputes.
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
The increased trade conflicts between the U.S. and its major trading partners, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, could adversely impact our business. In particular, we have experienced in the past and expect that we may in the future experience impacts on our business due to the increase in trade conflicts between the U.S. and China. Export controls, as well as retaliatory controls and tariffs that China has imposed and which remain in place to a certain extent under the Phase 1 agreement reached between the U.S. and China on January 15, 2020, could continue to restrict our ability to do business with Chinese customers. Further U.S. government actions to protect domestic economic and security interests could lead to further restrictions. China continues to be a fast-developing market and an area of potential growth for us. Sales to customers located in China and the Asia Pacific region have typically accounted for nearly half of our total sales and a substantial majority of our overall sales to customers located outside the U.S. In addition, certain of the end products created in China that incorporate our products are ultimately sold outside of the Asia Pacific region. We expect that revenue from these sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material component of our total revenue. Therefore, any financial crisis, trade war or dispute or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our business, results of operations and financial position.
China’s stated policy of reducing its dependence on foreign manufacturers and technology companies has resulted and may continue to result in reduced demand for our products in China. These trends may lead to increased decoupling of the supply chains for U.S. and Chinese economies, thereby leading to reduced market opportunities and disrupted supply chains for U.S. companies with sales and operations in China. Increased geopolitical tensions between the U.S. and China would likely accelerate these trends. Both countries could pursue policies to reduce their dependence on foreign goods. Such policies could have a material adverse impact on our business, results of operations and financial position. In addition, as a consequence of such policies, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position.
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
Changes in accounting guidance may cause us to experience greater volatility in our financial results. If we are unsuccessful in adapting to and interpreting the requirements of new guidance, or in clearly explaining to shareholders how the new guidance affects reporting of our results of operations, our share price may decline.
We prepare our consolidated financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the SEC, FASB, and various bodies formed to interpret and create accounting rules and regulations. Accounting standards, or the guidance relating to interpretation and adoption of standards, could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.
We cannot predict the impact of future changes to accounting principles or our related accounting policies on our financial statements going forward. In addition, were we to change our accounting estimates, including those related to the timing of revenue recognition and those used to allocate revenue between various performance obligations, our reported revenue and results of operations could be significantly impacted. If we are unsuccessful in adapting to the requirements of any new standard, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline.
We may experience difficulties in implementing our new enterprise resource planning system.
We are in the midst of a multi-year design and implementation of a new enterprise resource planning system (ERP), which will replace our existing financial and operating systems. The implementation of this ERP requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our organizational structure and financial and operating processes. As we work to complete the implementation phase of this ERP, and even after the implementation phase, we may experience additional delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, re-work due to changes in business plans or reporting standards, and the diversion of management’s attention from day-to-day business operations. Additional extended delays could also introduce operational risk, including cybersecurity risks, and other complications. If we are unable to implement this ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, cash flows and financial position could be negatively impacted.
Legal, Compliance and Regulatory Risks
We are subject to many environmental laws and regulations as well as potential environmental liabilities that could adversely affect our business.
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products. Some of these laws in the U.S. include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, Toxic Substances Control Act, and similar state statutes and regulations. In the EU, we are subject to the EU regulations (and their related national implementing legislation) including the Registration, Evaluation, Authorization and Restriction of Chemicals, the Regulation on the Classification, Labelling and Packaging of Substances and Mixtures and the Industrial Emissions Directive.

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
By way of example, but not limitation, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on potential contamination resulting from the use of so-called “forever chemicals,” most notable at present are per- and polyfluoroalkyl, substances (PFAS). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including in some of our engineered materials and components, and are virtually ubiquitous in parts of the environment. Until recently, these substances were largely unregulated. Nevertheless, over the last few years, PFAS regulation has been evolving rapidly. In 2023, the U.S. Environmental Protection Agency issued a new rule under the Toxic Substances Control Act, requiring manufacturers and importers of PFAS to submit additional reporting information about production volumes, industrial uses, byproducts, worker exposure, and disposal. In 2023, certain EU member states submitted a proposal to the European Chemicals Agency calling for the phase out of the manufacture, import, sale, and use of PFAS substances beginning in late 2025. While PFAS regulation continues to advance at the federal level and in many states, the full scope of such regulation is still being developed. In some cases, PFAS compounds are regulated at, or even below, the ability of current technology to detect their presence, making remediation difficult and complex. We may therefore incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows.
New and evolving laws, regulations and rule makings globally are expected to impose different and more restrictive standards and require greater disclosures. They could also require capital investments, incremental personnel resources, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. Our suppliers are expected to face similar challenges and incur additional compliance costs that may be passed on to us. These direct and indirect costs may adversely impact our results of operations and financial condition, and, if we are unable to comply with legislative and regulatory requirements or meet our sustainability objectives, our reputation and ability to do business could be negatively impacted. In addition, our customers’ requirements, priorities and ways of doing business with respect to environmental matters, and climate change specifically, also may have an impact on our business, operations and financial success. For example, in 2022, the SEC issued proposed rule-makings on climate change. The proposed rules, depending on how they are finally adopted, as well as other changes the government might implement, could impose significant new burdens on the company and our suppliers, with significant potential costs and operational impacts, and adversely impact our ability to win business and operate successfully.
Environmental matters may significantly impact our business and operations and present evolving risks and challenges. Environmental impacts, including climate change specifically, create short and long-term financial risks to our business globally. Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas emissions. New or more stringent laws and regulations related to greenhouse gas emissions and other climate change related concerns have affected and will likely continue to affect us, our suppliers and our customers. There can be no assurance the company will meet the evolving sustainability expectations and standards of our investors and other external stakeholders.
In addition, some environmental laws impose liability, sometimes without fault, for investigating and/or cleaning up contamination on, or emanating from, properties currently or formerly owned, leased or operated by us, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire liability. For additional information regarding our material legal proceedings, refer to “Note 10 – Commitments and Contingencies” to “Item 8. Financial Statements and Supplementary Data.”
Our business may be materially adversely affected if we cannot protect our proprietary technology or if we infringe the proprietary rights of others.
Our proprietary technology supports our ability to compete effectively with other companies, and we seek to protect our intellectual property rights by obtaining domestic and foreign patents, trademarks and copyrights, and maintaining trade secrets. It is possible, however, that our efforts to obtain such protection in the U.S. and abroad will be unsuccessful or that the protection afforded will not be sufficiently broad to protect our technology.
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
For instance, many foreign jurisdictions are actively considering, and some have enacted, changes to existing tax laws as a result of the base erosion and profit shifting project undertaken by the OECD. As these changes are enacted, our tax obligations could increase in countries where we do business or sell our products.
The terms of our credit agreement subject us to risks, including potential acceleration of our outstanding indebtedness if we fail to satisfy financial ratios and comply with numerous covenants.
Our credit agreement with JPMorgan Chase contains, and any future debt agreements into which we enter may contain, certain financial ratios and certain restrictive covenants that, among other things, limit our ability to incur indebtedness or liens, acquire other businesses, dispose of assets, or make investments. Our ability to make scheduled payments on these borrowings and to satisfy financial ratios may be adversely affected by changes in economic or business conditions beyond our control, while the restrictive covenants to which we are subject may limit our ability to take advantage of potential business opportunities as they arise. Failure to satisfy these financial ratios or to comply with the covenants in our credit agreement would constitute a default. An uncured default with respect to one or more of our covenants could result in outstanding borrowings thereunder being declared immediately due and payable, which may also trigger an obligation to repay other outstanding indebtedness. Any such acceleration of our indebtedness would have a material adverse effect on our cash flows, financial position and results of operations.
We may be adversely affected by litigation stemming from product liability and other claims.
Our products may contain defects that we do not detect before sale, which may lead to warranty or damage claims against us or product recalls. We are involved in various unresolved legal matters that arise in the ordinary course of our operations or otherwise, including asbestos-related product liability claims related to our operations before the 1990s. For additional information, refer to “Item 3. Legal Proceedings” and “Note 10 – Commitments and Contingencies” to “Item 8. Financial Statements and Supplementary Data.” We maintain insurance coverage with respect to certain claims, but the policy coverage limits may not be adequate or cover a particular loss. Costs associated with, among other things, the defense of, or settlements or judgments relating to, claims against us that are not covered by insurance or that result in settlements in excess of insurance coverage may adversely affect our business, results of operations and financial position. Irrespective of insurance coverage, claims against us could divert the attention of our senior management and/or result in reputational damage, thereby adversely affecting our business.
Our projections on the potential exposure and expected insurance coverage relating to our asbestos-related product liability claims are based on a number of assumptions, including the number of new claims to be filed each year, the average cost of disposing of such claims, the length of time it takes to dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the U.S. The full extent of our financial exposure to asbestos-related litigation remains very difficult to estimate and could include both compensatory and punitive damage awards. To the extent such assumptions are inaccurate, the net liabilities that we have recorded in our financial statements may fail to approximate the losses we could suffer in connection with such claims.

We may incur substantial costs to comply with climate change legislation and related regulatory initiatives.
There has been a broad range of proposed or promulgated international, national and state laws and/or regulations focusing on greenhouse gas (GHG) emission reduction and global climate change. These proposed or promulgated laws and/or regulations apply or could apply in countries where we have interests or may have interests in the future. Laws and regulations in this field continue to evolve and, while they are likely to be increasingly widespread and stringent, at this stage it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation. Under the 2015 Paris Agreement, parties to the United Nations Framework Convention on Climate Change agreed to undertake ambitious efforts to reduce GHG emissions and strengthen adaptation to the effects of climate change.
Jurisdictions in which we operate, including, in particular, the EU, are preparing national legislation and protection plans to implement their emission reduction commitments under the Paris Agreement. In June 2021, the European Climate Law set legally binding targets of net zero GHG emissions by 2050, and a 55% reduction in GHG emissions by 2030. In December 2022, the EU announced forthcoming regulations to support the 2030 climate target, including a revision of the EU Emissions Trading System (ETS), and the introduction of a Carbon Border Adjustment Mechanism. Our operations in Europe participate in the ETS and we meet our obligations through a combination of free and purchased emission allowances. We anticipate the forthcoming regulations will result in an accelerated reduction of our free allowances and higher market prices for purchased allowances. These and other future regulations could result in increased costs, additional capital expenditures, and/or restrictions on operations.
In the U.S., addressing climate change is a stated priority of the current presidential administration, and in February 2021, the U.S. recommitted to the Paris Agreement after having withdrawn in August 2017. The U.S. Environmental Protection Agency, in addition to several state governments, promulgated regulations directed at GHG emissions reductions from certain types of facilities. Additional regulations could be forthcoming at the U.S. federal or state level that could result in increased operating costs for compliance, required acquisition or trading of emission allowances, or compliance costs associated with additional regulatory frameworks for a range of potential carbon reduction projects, including carbon capture, use, and sequestration projects. Additionally, demand for the products we produce may be reduced.
Failure to meet environmental, social and governance (ESG) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.
There has been an increased focus from regulators and stakeholders on ESG matters. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are based on available data and estimates. However, these are not guaranteed outcomes and are subject to numerous factors, both within and outside of our control.
Initiatives to address such ESG issues may be costly and may not have the desired effect. Evolving stakeholder expectations and our efforts and ability to manage these issues and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have adverse impacts on our business, including on our stock price. Our failure or perceived failure to achieve some or all of our ESG goals or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from the investment community, regulatory authorities and others or subject us to liability. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations.
Our failure, or even the perceived failure, to achieve our ESG goals or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation. This could adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Furthermore, perceptions about our action or inaction on certain ESG-related issues could also harm our reputation, particularly if stakeholders disagree with our goals and initiatives. Damage to our reputation and loss of brand equity may reduce demand for our products and services, adversely affecting our future financial performance and stock price, as well as require additional resources to rebuild our reputation.
Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.
In recent years, shareholder activists have become involved in numerous public companies. While we strive to maintain constructive communications with our shareholders, activist shareholders have engaged and may, from time to time, engage in proxy solicitations or shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, as previously reported, in February 2023, after an activist shareholder provided notice of its intention to conduct a proxy contest to seek to elect several director candidates to our board of directors, we entered into a settlement agreement with the shareholder and certain of its affiliates regarding, among other things, changes to the composition of our board of directors, including the appointment of two new independent directors.
Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting of shareholders would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Safeguarding our information technology systems, intellectual property, and the confidential information and personal data that customers, suppliers, business partners, employees and others share with us is a critical concern for our business. As such, we have processes in place to assess, identify, and manage material cybersecurity threats and incidents. Key to these efforts is our cybersecurity risk management program (the “Cybersecurity Program”). We aim to incorporate industry best practices throughout our Cybersecurity Program. It is founded on the National Institute of Standards and Technology’s (NIST) Cybersecurity Framework (Identify, Protect, Detect, Respond and Recover) and includes elements of ISO 27001 standards, NIST SP 800-171 guidance, the International Organization for Standardization (ISO), and other applicable industry standards for protecting controlled unclassified information. The Cybersecurity Program also incorporates preventative, detective and corrective controls to identify relevant cyber risks. The controls are tested and evaluated on a regular basis and include the following controls: network and endpoint protection technologies that are designed to block and detect security events at the perimeter and within our networks; evaluation and monitoring of detected security events; and documented incident response actions and procedures. In addition to internal assessments, third party security firms perform annual risk reviews to evaluate and assess the Cybersecurity Program.
We regularly remind employees of the importance of handling and protecting customer and employee data, including through periodic security training to enhance employee awareness of how to detect and respond to cybersecurity incidents. We also conduct tabletop exercises to simulate response plans to various cybersecurity incidents. Our team of cybersecurity professionals then collaborate with relevant stakeholders within the Company to evaluate and adjust our detection and mitigation strategies.
We impose security requirements upon our suppliers, including maintaining an effective security management program, abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident.
Our Chief Information Officer (CIO) is responsible for leading the Cybersecurity Program, which is coordinated and primarily executed by our Senior Manager of Information Security. Our CIO has more than 25+ years of information technology and cybersecurity experience, and has served in this role since 2021.
Our Board of Directors, primarily through the Audit Committee, oversees our enterprise risk management program, including cybersecurity risks. The enterprise risk management program is utilized in making decisions with respect to company priorities, resource allocation, and oversight structures. Our CIO delivers updates on the Cybersecurity Program to our Board of Directors semi-annually, including with respect to significant projects and initiatives. These updates consist of a report to the full Board of Directors and to the Audit Committee, and cover a wide range of topics, including evolving regulations and standards, vulnerability assessments, mitigation strategies, third-party and independent reviews, the evolving threat environment, technological and industry trends, and information security considerations arising with respect to the Company’s peers and other third parties. Our CIO will also provide reports of material cybersecurity incidents or other relevant developments to our Board of Directors and Audit Committee as and when needed. Furthermore, our CIO provides periodic updates to our senior management regarding cybersecurity risks, as well as interim updates during regular meetings with our leadership team.
For a discussion regarding risks from cybersecurity threats that have or are reasonably likely to materially affect the company, see the risk factor titled “A significant disruption in, or breach in security of, our information technology systems or violations of data protection laws could materially adversely affect our business and reputation” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Item 2. Properties
We operate various general offices and manufacturing facilities throughout North America, Europe and Asia. The following table provides certain information about the material general offices and manufacturing facilities used by our operating segments:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned	Operating Segment
North America
Chandler, Arizona	147,000	Manufacturing	Owned	AES
Chandler, Arizona	105,100	Manufacturing	Owned	AES
Chandler, Arizona	75,000	Administrative Offices	Owned	All
Chandler, Arizona	17,000	Warehouse	Leased through 3/2026	AES
Rogers, Connecticut	388,100	Manufacturing / Administrative Offices	Owned	All
Woodstock, Connecticut	150,600	Manufacturing	Owned	EMS
Carol Stream, Illinois	216,600	Manufacturing	Owned	EMS
Bear, Delaware	125,000	Manufacturing / Administrative Offices	Owned	All
Narragansett, Rhode Island	84,600	Manufacturing	Owned	EMS
Burlington, Massachusetts	6,000	Innovation Center / Administrative Offices	Leased through 2/2025	All
Apodoca, Mexico*	61,500	Manufacturing	Leased through 1/2034	AES
Europe
Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Owned	AES
Eschenbach, Germany	13,000	Warehouse / Administrative Offices	Leased through 12/2024	AES
Eschenbach, Germany	24,100	Warehouse / Administrative Offices / Innovation Center	Leased through 8/2024	AES
Evergem, Belgium	116,500	Manufacturing / Administrative Offices	Owned	All
Evergem, Belgium	88,200	Warehouse / Administrative Offices / Innovation Center	Leased through 6/2027	AES
Ghent, Belgium	56,700	Warehouse	Leased through 3/2024	All
Budapest, Hungary	46,800	Manufacturing	Leased through 2/2027	AES
Blackburn, England	58,000	Manufacturing / Warehouse /Administrative Offices	Owned	EMS
Blackburn, England	9,000	Warehouse	Leased through 8/2029	EMS
Asia
Suzhou, China	769,000	Manufacturing / Administrative Offices / Innovation Center	Owned	All
Suzhou, China	77,000	Manufacturing / Administrative Offices	Leased through 12/2031	EMS
Suzhou, China	75,000	Manufacturing / Administrative Offices	Leased through 5/2033	EMS
Suzhou, China	164,000	Manufacturing / Administrative Offices	Leased through 9/2033	AES
Suzhou, China	27,000	Manufacturing / Administrative Offices	Leased through 5/2027	EMS
Siheung, South Korea	17,500	Manufacturing / Administrative Offices	Leased though 10/2025	EMS
* Rogers Corporation is a guarantor to this lease, which was signed in January 2024, to establish a premise of operations for our manufacturing operations through a shelter agreement in Mexico.
Item 3. Legal Proceedings
The information called for by this item is incorporated herein by reference to the information set forth in “Note 10 – Commitments and Contingencies” to “Item 8. Financial Statements and Supplementary Data.”
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Capital Stock Market Prices and Dividend Policy
Our capital stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 23, 2024, we had 251 shareholders of record. The actual number of holders of our capital stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Performance Graph
The following graph compares the cumulative total return on our capital stock over the past five fiscal years with the cumulative total return on the Standard & Poor’s Industrials Index (S&P Industrials) and the S&P Small Cap 600 Electronic Equipment, Instruments & Components Index. The graph tracks the performance of a $100 investment in our capital stock and in each of the indexes (with the reinvestment of all dividends) on the date specified.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Rogers Corporation, the S&P 500 Industrials Index
and the S&P 600 Electrical Components & Equipment Index

$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
Rogers Corporation
S&P 500 Industrials
S&P 600 Electrical Components & Equipment

Issuer Purchases of Equity Securities
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of our capital stock to mitigate the dilutive effects of stock options exercises and vesting of restricted stock units that we granted, in addition to enhancing shareholder value. The Program has no expiration date and may be suspended or discontinued at any time without notice. There were no share repurchases in 2023 or 2021. In 2022, we made $25.0 million of share repurchases. As of December 31, 2023,

$24.0 million remained available to purchase under the Program. For additional information regarding share repurchases, refer to “Note 12 – Capital Stock and Equity Compensation” to “Item 8. Financial Statements and Supplementary Data.”
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Position
The following discussion and analysis of our results of operations and financial position should be read together with our consolidated financial statements and accompanying notes, which are contained in “Item 8. Financial Statements and Supplementary Data.”
The discussion of the comparison of our 2022 and 2021 results was previously disclosed within the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023, and has been omitted from this section pursuant to Instruction 1 to Item 303(b) of Regulation S-K.
Company Overview and Strategy
Rogers Corporation designs, develops, manufactures and sells high-performance and high-reliability engineered materials and components to meet our customers’ demanding challenges. We operate two strategic operating segments: AES and EMS. Our remaining operations, which represent our non-core businesses, are reported in our Other operating segment. We have a history of innovation and have established Innovation Centers for our R&D activities in Chandler, Arizona; Burlington, Massachusetts; Eschenbach, Germany; and Suzhou, China. We are headquartered in Chandler, Arizona.
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
As a market-driven organization, we are focused on capitalizing on growth opportunities in the increasing electrification of vehicles, including EV/HEV, and increasing use of ADAS in the automotive industry, the advancement of communication systems in aerospace and defense, the growth of 5G smartphones in the portable electronics industry, and in renewable energy. In addition to our focus on these markets, we sell into a variety of other markets including general industrial, wireless infrastructure and mass transit.
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
Our operational excellence efforts are focused on driving significant near-term enhancements to our profitability and ongoing cost structure improvements. These efforts include focusing on improving yields, throughput, procurement capabilities and manufacturing processes and selectively adding strategic new hires to achieve better performance. We have also taken specific cost improvement actions in the fourth quarter of 2022 through the end of 2023 that have benefited subsequent quarters. These actions include optimizing our manufacturing footprint, divesting non-core product lines and reductions to manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
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
If we are able to successfully execute on our strategy, we see an opportunity, over the next several years, to return to historical levels of profitability and meaningfully improve revenues from 2023 levels, led by organic growth and complemented by targeted acquisitions. This outlook is supported by our participation in a number of growth markets and by our strong competitive positions in these markets. The fastest growing market opportunity is expected to be EV/HEV where third-party analysis projects that the market will increase at a compound annual growth rate of between 15% and 20% over the next several years. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. In each of these areas we have secured a number of design wins and have a strong opportunity pipeline, which provides confidence in our growth outlook. Other markets with a good growth trajectory include ADAS, aerospace and defense, portable electronics and renewable energy. Each of these markets is expected to contribute to our growth.

Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In 2023 as compared to 2022, our net sales decreased by 6.5% to $908.4 million, our gross margin increased 70 basis points to 33.8% from 33.1%, and operating income as a percentage of net sales decreased 550 basis points to 9.4% from 14.9%.
•We recognized restructuring charges of $16.9 million in 2023 related to our reduction in global workforce and facility consolidation plans.
•In 2023, we recognized insurance recoveries of $31.4 million related to our business interruption and property damage insurance claims and incurred $0.9 million of charges for various professional services in connection with the 2021 UTIS fire.
•On September 22, 2023, we entered into asset purchase agreement to sell of one of our Suzhou, China facilities for a purchase price of $6.8 million, resulting in a pre-tax gain of $1.9 million, inclusive of selling and disposal costs. The sale was completed in December 2023.
•On February 17, 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business for a purchase price of $1.8 million. The sale was completed in September 2023.
•We made $185.0 million of discretionary principal payments on our revolving credit facility in 2023.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	2023	2022
Net sales	100.0%	100.0%
Gross margin	33.8%	33.1%

Selling, general and administrative expenses	22.2%	22.5%
Research and development expenses	3.9%	3.6%
Restructuring and impairment charges	1.9%	6.9%
Other operating (income) expense, net	(3.6)%	(14.8)%
Operating income	9.4%	14.9%

Equity income in unconsolidated joint ventures	0.2%	0.5%
Other income (expense), net	(0.1)%	0.1%
Interest expense, net	(1.1)%	(1.0)%
Income before income tax expense	8.4%	14.5%
Income tax expense	2.2%	2.5%
Net income	6.2%	12.0%
Net Sales and Gross Margin

(Dollars in millions)	2023	2022
Net sales	$908.4	$971.2
Gross margin	$307.1	$321.0
Percentage of net sales	33.8%	33.1%
Net sales decreased by 6.5% in 2023 compared to 2022. Our AES and EMS operating segments had net sales decreases of 3.9% and 9.8%, respectively. The decrease in net sales was primarily due to lower net sales in the power interconnects EV/HEV, aerospace and defense, wireless infrastructure and portable electronics markets in our AES operating segment and lower net sales in the general industrial, consumer, portable electronics and EV/HEV markets in our EMS operating segment. These decreases in net sales were partially offset by higher net sales in the power substrates EV/HEV, renewable energy and ADAS markets in our AES operating segment and higher net sales in the aerospace and defense market in our EMS operating segment. Net sales were unfavorably impacted by foreign currency impacts of $3.3 million, or 0.3%, due to the depreciation in value of the Chinese renminbi relative to the U.S. dollar, partially offset by the appreciation in value of the euro relative to the U.S. dollar.
Gross margin as a percentage of net sales increased 70 basis points to 33.8% in 2023 compared to 33.1% in 2022. Gross margin in 2023 improved due to lower freight, duties and tariffs costs, lower raw material costs and favorable factory cost optimization efforts in our AES and EMS operating segments. This was partially offset by lower volume and unfavorable mix, as well as higher inventory reserves provisions and unfavorable yield performance in our AES and EMS operating segments.
Selling, General and Administrative Expenses

(Dollars in millions)	2023	2022
Selling, general and administrative expenses	$202.3	$218.8
Percentage of net sales	22.2%	22.5%
SG&A expenses decreased 7.5% in 2023 from 2022, primarily due to a $11.4 million decrease in compensation and benefits, a $3.8 million decrease in professional services expense and a $3.0 million decrease in other intangible asset amortization expense, partially offset by a $1.0 million increase in fixed asset depreciation expense and $0.5 million increase in travel expenses.

The decrease in compensation and benefits was primarily due to the $6.5 million discretionary RESIP contribution in 2022 and a $3.3 million decrease in the impact for retention awards issued in connection with the terminated DuPont merger. The decrease in professional services expense was due to a $6.3 million decrease in expenses incurred related to the terminated merger with DuPont, a $0.7 million decrease in expenses incurred related to our acquisition of Silicone Engineering as well as an overall general reduction of professional service expenses across general and administrative departments, offset by $7.6 million of expenses related to non-routine shareholder advisory costs and $1.1 million of expenses in connection with the sale of our high-performance engineered cellular elastomer business in 2023.
Research and Development Expenses

(Dollars in millions)	2023	2022
Research and development expenses	$35.7	$35.2
Percentage of net sales	3.9%	3.6%
R&D expenses increased 1.4% in 2023 from 2022, primarily due to a $1.8 million increase in trial costs for alternative raw materials, partially offset by a $1.0 million decrease in professional services expense and a $0.2 million decrease in compensation and benefits expense.
Restructuring and Impairment Charges and Other Operating (Income) Expense, Net

(Dollars in millions)	2023	2022
Restructuring and impairment charges	$16.9	$66.6
Other operating (income) expense, net	$(33.1)	$(144.0)
We recognized $16.9 million and $1.5 million of restructuring charges in 2023 and 2022, respectively. The restructuring charges in 2023 were related to the reduction in global workforce and facility consolidation plans announced in February 2023. The restructuring charges in 2022 were related to the manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations.
We recognized $65.1 million of impairment charges in 2022, primarily related to certain AES operating segment equipment-in-process in the U.S. as well as certain EMS operating segment intangibles and fixed assets related to our high-performance engineered cellular elastomer business in the U.S.
With respect to other operating (income) expense, net, we recognized income of $33.1 million and income of $144.0 million in 2023 and 2022, respectively. The income recognized in 2023 was primarily related to insurance recoveries from the fire at our UTIS manufacturing facility in Ansan, South Korea. The income recognized in 2022 was primarily related to the DuPont merger termination fee less costs incurred, as well as the impacts from the fire at our UTIS manufacturing facility in Ansan, South Korea.
For additional information, refer to “Note 14 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
Equity Income in Unconsolidated Joint Ventures

(Dollars in millions)	2023	2022
Equity income in unconsolidated joint ventures	$1.8	$4.4
As of December 31, 2023, we had two unconsolidated joint ventures, each 50% owned: RIC and RIS. Equity income in those unconsolidated joint ventures decreased 59.1% in 2023 from 2022 due to lower net sales for RIC and RIS, which was primarily driven by the portable electronics market in Asia, as well as a change in the business model for RIS to subcontracting manufacturing in the second half of 2023.
Other Income (Expense), Net

(Dollars in millions)	2023	2022
Other income (expense), net	$(0.7)	$1.1
Other income (expense), net decreased to $0.7 million of expense in 2023 compared to $1.1 million of income in 2022. The decrease was due to unfavorable year-over-year change in impacts from our foreign currency transactions, partially offset by the favorable year-over-year change in impacts from our foreign currency derivatives and copper derivative contracts.

Interest Expense, Net

(Dollars in millions)	2023	2022
Interest expense, net	$(10.1)	$(9.5)
Interest expense, net, increased by $0.6 million in 2023 from 2022, primarily due to a higher weighted-average interest rate, partially offset by a lower weighted-average outstanding balance for our borrowings under our revolving credit facility.
Income Tax Expense

(Dollars in millions)	2023	2022
Income tax expense	$19.7	$23.8
Effective tax rate	25.8%	16.9%
Our effective income tax rate for 2023 was 25.8% compared to 16.9% for 2022. The increase from 2022 was primarily due to the impact of the decrease in the reversals of unrecognized tax positions in 2022 that did not reoccur in 2023.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

(Dollars in millions)	2023	2022
Net sales	$509.7	$530.2
Operating income	$2.6	$77.1
Our AES operating segment net sales decreased by 3.9% in 2023 compared to 2022. The decrease in net sales was primarily driven by lower net sales in the power interconnects EV/HEV, aerospace and defense, wireless infrastructure and portable electronics markets, partially offset by higher net sales in the power substrates EV/HEV, renewable energy and ADAS markets. Net sales were favorably impacted by foreign currency fluctuations of $0.7 million, or 0.1%, due to the appreciation in value of the euro relative to the U.S. dollar, partially offset by the depreciation in value of Chinese renminbi relative to the U.S. dollar.
Operating income decreased by 96.6% in 2023 from 2022. The decrease in operating income was primarily due to unfavorable year-over-year changes in shared service operating expense allocations and a $9.6 million unfavorable year-over-year change in restructuring charges, as well as, lower volumes and unfavorable mix, unfavorable yield performance and higher inventory reserves provisions. The decrease in operating income was partially offset by a $40.5 million favorable year-over-year change in impairment charges and a $1.8 million net gain on the sale of one of our Suzhou, China facilities, as well as lower freight, duties and tariffs costs, lower raw material costs and favorable factory optimization efforts. As a percentage of net sales, operating income in 2023 was 0.5% as compared to 14.5% in 2022.
The unfavorable changes in shared service expense allocations were driven by the merger termination fee less costs incurred related to the terminated DuPont merger in 2022 not recurring, as well as non-routine shareholder advisory costs incurred in 2023, partially offset by favorable year-over-year changes in costs associated with the terminated DuPont merger, including compensation and benefits costs as well as professional services expenses.
In 2022, our AES operating segment recognized impairment charges of $40.5 million. In 2023 and 2022, our AES operating segment recognized restructuring charges and related expenses of $10.7 million and $1.1 million, respectively. For additional information related to restructuring and impairment charges, as well as the sale of one of our Suzhou, China facilities, refer to “Note 14 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
Elastomeric Material Solutions

(Dollars in millions)	2023	2022
Net sales	$379.0	$420.0
Operating income	$76.1	$60.4
Our EMS operating segment net sales decreased by 9.8% in 2023 compared to 2022. The decrease in net sales was primarily driven by lower net sales in the general industrial, consumer, portable electronics and EV/HEV markets, partially offset by higher net sales in the aerospace and defense market. Net sales were unfavorably impacted by foreign currency fluctuations of $3.6 million, or 0.9%, due to the depreciation in value of Chinese renminbi relative to the U.S. dollar, partially offset by the appreciation in value of the euro relative to the U.S. dollar.
Operating income increased by 26.0% in 2023 from 2022. The increase in operating income was primarily due to a $28.0 million favorable year-over-year change in charges/benefits related to the UTIS fire and a $24.6 million favorable year-over-year change in impairment charges, as well as lower freight, duties and tariffs costs, lower raw material costs and favorable factory optimization efforts. The increase in operating income was partially offset by unfavorable year-over-year changes in shared service operating expense allocations and a $5.8 million unfavorable year-over-year change in restructuring charges, as well as lower volumes, unfavorable yield performance and higher inventory reserves provisions. As a percentage of net sales, operating income in 2023 was 20.1% as compared to 14.4% in 2022.
The unfavorable changes in shared service expense allocations were driven by the merger termination fee less costs incurred related to the terminated DuPont merger in 2022 not recurring, as well as non-routine shareholder advisory costs incurred in 2023, partially offset by favorable year-over-year changes in costs associated with the terminated DuPont merger, including compensation and benefits costs as well as professional services expenses.
In 2022, our EMS operating segment recognized impairment charges of $24.6 million. In 2023 and 2022, our EMS operating segment recognized restructuring charges and related expenses of $6.2 million and $0.4 million, respectively. For additional information related to restructuring and impairment charges, as well as UTIS fire charges/benefits, refer to “Note 14 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
Other

(Dollars in millions)	2023	2022
Net sales	$19.7	$21.0
Operating income	$6.6	$6.9
Net sales in our Other operating segment decreased by 6.2% in 2023 from 2022. Net sales were unfavorably impacted by foreign currency fluctuations of $0.4 million, or 2.0%, due to the depreciation in value of Chinese renminbi relative to the U.S. dollar. Our Other operating segment operating income decreased by 4.3% in 2023 from 2022. The decrease in operating income was primarily driven by lower volume and unfavorable factory utilization, partially offset by lower freight, duties and tariffs costs. As a percentage of net sales, operating income in 2023 was 33.5%, an approximately 60 basis point increase as compared to 32.9% in 2022.
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

	As of December 31,
(Dollars in millions)	2023	2022
United States	$60.0	$120.0
Europe	37.6	69.9
Asia	34.1	46.0
Total cash and cash equivalents	$131.7	$235.9
Approximately $71.7 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of December 31, 2023. We did not make any changes in 2023 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents is held, we continue to assert that historical foreign earnings are indefinitely reinvested.
Net working capital was $410.5 million and $517.4 million as of December 31, 2023 and 2022, respectively.
Key Financial Position Accounts

	As of December 31,
(Dollars in millions)	2023	2022
Cash and cash equivalents	$131.7	$235.9
Accounts receivable, net	161.9	177.4
Inventories, net	153.5	182.4
Borrowings under revolving credit facility	30.0	215.0

Significant changes in our statement of financial position accounts from December 31, 2022 to December 31, 2023 were as follows:
•Cash and cash equivalents were $131.7 million as compared to $235.9 million as of December 31, 2022, a decrease of $104.2 million, or 44.2%. This decrease was primarily due to $185.0 million in discretionary principal payments on our revolving credit facility, $57.0 million in capital expenditures and $3.2 million in tax payments related to net share settlement of equity awards, partially offset by $131.4 million of net cash flow provided by operations.
•Accounts receivable, net decreased 8.7% to $161.9 million as of December 31, 2023, from $177.4 million as of December 31, 2022. The decrease was primarily due to a $15.4 million decrease in our income taxes receivable as well as lower net sales at the end of 2023 compared to at the end of 2022, partially offset by the recognition of $4.1 million in UTIS fire insurance receivables for our business interruption claims.
•Inventories, net decreased 15.8% to $153.5 million as of December 31, 2023, from $182.4 million as of December 31, 2022, primarily driven by a reduction in finished goods stock and raw materials, as well as a $7.5 million increase in inventory reserves provisions.
•Borrowings under revolving credit facility decreased to $30.0 million as of December 31, 2023, from $215.0 million as of December 31, 2022. The decrease was due to $185.0 million in discretionary principal payments on our revolving credit facility made in 2023. For additional information regarding this facility, as well as the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”

(Dollars in millions)	Year Ended December 31,
Key Cash Flow Measures:	2023	2022
Net cash provided by operating activities	$131.4	$129.5
Net cash used in investing activities	(47.9)	(113.1)
Net cash used in financing activities	(190.3)	(10.1)
In 2024, we expect capital spending to be in the range of approximately $70.0 million to $80.0 million, of which we are contractually committed to $5.3 million as of December 31, 2023. We plan to fund our capital spending in 2024 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Excluding $1.6 million of inventory purchase commitments, there are no contractual obligations requiring material cash requirements in 2024 and beyond, excluding those already noted, including those related to our outstanding borrowings under our revolving credit facility, our operating and finance lease obligations and our pension benefit and other postretirement benefit obligations, which are discussed in “Note 9 – Debt,” “Note 6 – Leases” and “Note 8 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan,” to “Item 8. Financial Statements and Supplementary Data,” respectively.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Restriction on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2023. For additional information regarding the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and believe that appropriate reserves have been established using on reasonable methodologies and appropriate assumptions based on facts and circumstances that are known; however, actual results may differ from these estimates under different assumptions or conditions. Certain accounting policies may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. A summary of our critical accounting estimates is presented below:

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
As of December 31, 2023, the estimated liabilities and estimated insurance recoveries for all current and future indemnity and defense costs projected through 2064 were $61.5 million and $56.5 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
•Foreign Currency Risk
Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we operate. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the euro, the Chinese renminbi, the British pound, the Japanese yen, the Korean won and certain other currencies. We seek to mitigate exposure to variability in currency exchange rates, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further seek to mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks on specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2023, a 10% strengthening of the U.S. dollar relative to other currencies would have resulted in a decrease to net sales of approximately $41 million, while a 10% weakening of the U.S. dollar relative to other currencies would have resulted in an increase to net sales of approximately $51 million. The impacts to net income in either scenario would have been less than $1 million. These impacts are not reflective of the effects of our foreign currency forward contracts.
•Interest Rate Risk
As of December 31, 2023, we had $30.0 million in borrowings outstanding under our revolving credit facility. The interest charged on these borrowings fluctuates with movements in the benchmark SOFR. As of December 31, 2023, the interest rate on our revolving credit facility was 7.10%, and a 100 basis point increase in SOFR would have increased the amount of interest expense by approximately $1.6 million for the year ended December 31, 2023.
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
For additional discussion, refer to “Note 3 – Derivatives and Hedging” to “Item 8. Financial Statements and Supplementary Data.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 238)

To the Board of Directors and Shareholders of Rogers Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Rogers Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Asbestos-Related Liabilities and Insurance Receivables
As described in Notes 1 and 10 to the consolidated financial statements, the Company's consolidated asbestos-related liabilities and asbestos-related insurance receivables balances were $61.5 million and $56.5 million, respectively, as of December 31, 2023. Management reviews the asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time management would analyze these projections. Management recognizes a liability for asbestos-related contingencies that are probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, management records asbestos related insurance receivables that are deemed probable. Management's estimates of asbestos-related contingent liabilities and related insurance receivables are based on a claim projection analysis and an insurance usage analysis, respectively, prepared annually by third parties. The claim projection analysis contains numerous assumptions, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
The principal considerations for our determination that performing procedures relating to asbestos related liabilities and insurance receivables is a critical audit matter are (i) the significant judgement by management when determining the asbestos-related liabilities and insurance receivables; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates used in the claim projection analysis; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 26, 2024

We have served as the Company’s auditor since 2015.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the fiscal years in the three-year period ended December 31, 2023

(Dollars and shares in millions, except per share amounts)	2023	2022	2021
Net sales	$908.4	$971.2	$932.9
Cost of sales	601.3	650.2	583.8
Gross margin	307.1	321.0	349.1

Selling, general and administrative expenses	202.3	218.8	193.1
Research and development expenses	35.7	35.2	29.9
Restructuring and impairment charges	16.9	66.6	3.6
Other operating (income) expense, net	(33.1)	(144.0)	5.3
Operating income	85.3	144.4	117.2

Equity income in unconsolidated joint ventures	1.8	4.4	7.0
Other income (expense), net	(0.7)	1.1	4.6
Interest expense, net	(10.1)	(9.5)	(2.5)
Income before income tax expense	76.3	140.4	126.3
Income tax expense	19.7	23.8	18.2
Net income	$56.6	$116.6	$108.1

Basic earnings per share	$3.04	$6.21	$5.77
Diluted earnings per share	$3.03	$6.15	$5.73

Shares used in computing:
Basic earnings per share	18.6	18.8	18.7
Diluted earnings per share	18.7	19.0	18.9
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the fiscal years in the three-year period ended December 31, 2023

(Dollars in millions)	2023	2022	2021
Net income	$56.6	$116.6	$108.1

Foreign currency translation adjustment	18.8	(40.0)	(25.0)
Pension and other postretirement benefits:
Actuarial net gain (loss) incurred, net of tax (Note 2)	(0.4)	(0.2)	(0.8)
Pension settlement charges, net of tax (Note 2)	0.1	—	—
Amortization of loss, net of tax (Note 2)	0.3	0.2	0.2
Other comprehensive income (loss)	18.8	(40.0)	(25.6)
Comprehensive income	$75.4	$76.6	$82.5
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(Dollars and share amounts in millions, except par value of capital stock)	2023	2022
Assets
Current assets
Cash and cash equivalents	$131.7	$235.9
Accounts receivable, less allowance for credit losses of $1.1 and $1.0	161.9	177.4
Contract assets	45.2	38.9
Inventories, net	153.5	182.4
Asbestos-related insurance receivables, current portion	4.3	3.9
Other current assets	30.3	21.4
Total current assets	526.9	659.9
Property, plant and equipment, net of accumulated depreciation of $385.7 and $381.6	366.3	358.4
Operating lease right-of-use assets	18.9	13.0
Goodwill	359.8	352.4
Other intangible assets, net of amortization	123.9	133.7
Asbestos-related insurance receivables, non-current portion	52.2	55.9
Investments in unconsolidated joint ventures	11.1	14.1
Deferred income taxes	49.7	50.6
Other long-term assets	8.4	8.2
Total assets	$1,517.2	$1,646.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$50.3	$57.3
Accrued employee benefits and compensation	31.1	34.2
Accrued income taxes payable	2.0	5.5
Operating lease obligations, current portion	3.5	2.8
Asbestos-related liabilities, current portion	5.5	5.0
Other accrued liabilities	24.0	37.7
Total current liabilities	116.4	142.5
Borrowings under revolving credit facility	30.0	215.0
Operating lease obligations, non-current portion	15.4	10.7
Asbestos-related liabilities, non-current portion	56.0	60.1
Non-current income tax	7.2	10.0
Deferred income taxes	22.9	23.6
Other long-term liabilities	10.3	11.8
Commitments and contingencies (Note 6 and Note 10)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 18.6 and 18.6 shares issued and outstanding, respectively	18.6	18.6
Additional paid-in capital	151.8	140.7
Retained earnings	1,155.0	1,098.4
Accumulated other comprehensive loss	(66.4)	(85.2)
Total shareholders' equity	1,259.0	1,172.5
Total liabilities and shareholders' equity	$1,517.2	$1,646.2
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the fiscal years in the three-year period ended December 31, 2023

(Dollars and share amounts in millions)	2023	2022	2021
Capital Stock
Balance, beginning of period	$18.6	$18.7	$18.7
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	0.1	—
Shares repurchased	—	(0.2)	—
Other capital stock activity	—	—	—
Balance, end of period	18.6	18.6	18.7
Additional Paid-In Capital
Balance, beginning of period	140.7	163.6	148.0
Shares issued for vested restricted stock units, net of shares withheld for taxes	(3.2)	(10.9)	(2.9)
Equity compensation expense	14.3	11.8	17.0
Shares repurchased	—	(24.8)	—
Other additional paid-in capital activity	—	1.0	1.5
Balance, end of period	151.8	140.7	163.6
Retained Earnings
Balance, beginning of period	1,098.4	981.8	873.7
Net income	56.6	116.6	108.1
Balance, end of period	1,155.0	1,098.4	981.8
Accumulated Other Comprehensive Loss
Balance, beginning of period	(85.2)	(45.2)	(19.6)
Other comprehensive income (loss)	18.8	(40.0)	(25.6)
Balance, end of period	(66.4)	(85.2)	(45.2)
Total Shareholders’ Equity	$1,259.0	$1,172.5	$1,118.9
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2023

(Dollars in millions)	2023	2022	2021
Operating Activities:
Net income	$56.6	$116.6	$108.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51.1	45.9	43.3
Equity compensation expense	14.3	11.8	17.0
Deferred income taxes	(3.6)	(20.6)	(3.2)
Equity in undistributed income of unconsolidated joint ventures	(1.8)	(4.4)	(7.0)
Dividends received from unconsolidated joint ventures	4.3	4.7	5.0
Gain on sale of business	(0.7)	—	—
(Gain) loss on sale or disposal of property, plant and equipment	(2.6)	0.5	(0.9)
Impairment charges	—	65.1	0.5
UTIS fire fixed asset and inventory write-offs	—	0.2	1.9
Other non-cash charges (benefits), net	0.6	0.2	(0.5)
Changes in assets and liabilities:
Accounts receivable	(10.8)	(32.3)	(26.2)
Proceeds from insurance related to operations	25.6	1.2	0.4
Contract assets	(5.9)	(3.9)	(10.0)
Inventories, net	28.3	(51.6)	(34.4)
Other current assets	4.2	(6.3)	1.7
Accounts payable and other accrued expenses	(26.6)	(8.8)	36.5
Other, net	(1.6)	11.2	(7.8)
Net cash provided by operating activities	131.4	129.5	124.4

Investing Activities:
Acquisition of business, net of cash received	—	(3.6)	(168.2)
Disposition of business	1.7	—	—
Capital expenditures	(57.0)	(116.8)	(71.1)
Proceeds from the sale of property, plant and equipment, net	5.6	—	0.7
Proceeds from insurance claims	1.8	7.3	—
Net cash used in investing activities	(47.9)	(113.1)	(238.6)

Financing Activities:
Proceeds from borrowings under revolving credit facility	—	100.0	190.0
Repayment of debt principal and finance lease obligations	(185.4)	(75.3)	(29.6)
Line of credit issuance costs	(1.7)	—	—
Payments of taxes related to net share settlement of equity awards	(3.2)	(10.8)	(2.9)
Proceeds from issuance of shares to employee stock purchase plan	—	1.0	1.5
Share repurchases	—	(25.0)	—
Net cash (used in) provided by financing activities	(190.3)	(10.1)	159.0

Effect of exchange rate fluctuations on cash	2.6	(2.7)	(4.3)

Net increase (decrease) in cash and cash equivalents	(104.2)	3.6	40.5
Cash and cash equivalents at beginning of period	235.9	232.3	191.8
Cash and cash equivalents at end of period	$131.7	$235.9	$232.3

Supplemental Disclosures:
Accrued capital additions	$5.9	$6.7	$10.9
Cash paid during the year for:
Interest, net of amounts capitalized	$10.4	$9.7	$2.4
Income taxes, net of refunds	$6.9	$60.8	$33.8
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, after elimination of intercompany balances and transactions. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Organization
Our reporting structure is comprised of three operating segments: AES, EMS and Other.
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, automotive (e.g., ADAS), aerospace and defense (e.g., antenna systems, communication systems and phased array radar systems), renewable energy (e.g., wind and solar), wireless infrastructure (e.g., power amplifiers, antennas and small cells), mass transit, industrial (e.g., variable frequency drives), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and internet protocol infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, IsoClad® Series, MAGTREX®, IM Series™, 2929 Bondply, SpeedWave® Prepreg, RO4400™/RO4400T™ Series and Radix™. As of December 31, 2023, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Evergem, Belgium; Budapest, Hungary; and Suzhou, China.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, XRD®, Silicone Engineering and R/bak®. As of December 31, 2023, our EMS operating segment had manufacturing and administrative facilities in Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Evergem, Belgium; Blackburn, England; Siheung, South Korea; and Suzhou, China.
We also own 50% of two unconsolidated joint ventures: (1) RIC, a joint venture established in Japan to design, develop, manufacture and sell PORON® products predominantly for the Japanese market and (2) RIS, a joint venture established in China to design, develop, manufacture and sell PORON® products primarily for RIC customers in various Asian countries. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.
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

Summary of Significant Accounting Policies
Cash and Cash Equivalents
Highly liquid investments with original maturities of three months or less are considered cash and cash equivalents. These investments are stated at cost, which approximates fair value
Restricted cash is subject to contractual restrictions and not readily available. Our restricted cash balance recorded in cash and cash equivalents, totaled $2.2 million as of December 31, 2023 and 2022, serves as collateral for letters of credit related to our environmental and workers’ compensation liabilities.
Foreign Currency
All balance sheet accounts of foreign subsidiaries are translated or remeasured at exchange rates in effect at each year end, and income statement items are translated using the average exchange rates for the year. Translation adjustments for those entities that operate under a local currency are recorded directly to a separate component of shareholders’ equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are recorded in the “Other income (expense), net” line item in the consolidated statements of operations. Currency transaction gains and losses are recorded as income or expense, respectively, in the “Other income (expense), net” line item in the consolidated statements of operations. Such adjustments resulted in gains of $1.1 million, losses of $1.7 million and gains of $3.0 million in 2023, 2022 and 2021, respectively.
Accounts Receivable
Our accounts receivable, net of allowance for credit losses line item in the consolidated statements of financial position include trade receivables, insurance receivables, tax receivables and other miscellaneous receivables. As of December 31, 2023 and 2022, our trade receivables balances, net of allowance for credit losses, were $143.2 million and $149.2 million, respectively.
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
Software Costs
We capitalize certain internal and external costs of computer software developed or obtained for internal use, principally related to software coding, software configuration, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years. Net capitalized software and development costs were $62.1 million and $58.9 million as of December 31, 2023 and 2022, respectively. The December 31, 2023 and 2022 balances were almost entirely attributable to our planned implementation of a new enterprise resource planning system, for which useful lives will be determined upon implementation/completion of the project. Capitalized software is included within the “Property, plant and equipment, net of accumulated depreciation” line item in the consolidated statements of financial position.

Leases
The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.
Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of all minimum lease payments over the lease term. We use an incremental borrowing rate representative of our ability to borrow on a collateralized basis over a similar lease term. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. We have elected the following policy elections on adoption: separating lease and non-lease components, exclusion of short-term leases on the balance sheet and recognition of lease payments for short-term leases in the consolidated statements of operations on a straight-line basis.
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
We currently have four reporting units with goodwill: RF Solutions, EMS, curamik® and Elastomer Components Division (ECD). Consistent with historical practice, the annual impairment test on these reporting units was performed as of November 30, 2023. In 2023, we elected to utilize a qualitative assessment. There were no impairment charges resulting from our goodwill impairment assessment for the year ended December 31, 2023. Our RF Solutions, EMS, curamik® and ECD reporting units had allocated goodwill of $51.7 million, $239.9 million, $66.0 million and $2.2 million, respectively, as of December 31, 2023.
Indefinite-lived other intangible assets are evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired, by first performing a qualitative assessment to determine whether a quantitative indefinite-lived other intangible asset impairment assessment is necessary. If it is determined, based on qualitative factors, the fair value of the indefinite-lived other intangible asset may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the indefinite-lived other intangible asset have occurred that could materially impact fair value, a quantitative indefinite-lived other intangible asset impairment assessment would be required. We can elect to forgo the qualitative assessment and perform a quantitative assessment. The quantitative assessment compares the fair value of the indefinite-lived other intangible asset with its carrying amount. The application of the quantitative assessment requires significant judgment, including determining the fair value of each indefinite-lived other intangible asset. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our indefinite-lived other intangible assets impairment assessment for the year ended December 31, 2023. Our curamik® reporting unit had an indefinite-lived other intangible asset of $4.3 million as of December 31, 2023.
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

The application of the recoverability test requires significant judgment, including the identification of the asset group and determination of undiscounted cash flows and fair value of the underlying definite-lived other intangible asset. Determination of undiscounted cash flows requires the use of significant estimates and assumptions, including certain financial projections. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our definite-lived other intangible assets impairment analysis for the year ended December 31, 2023. Our RF Solutions, EMS and curamik® reporting units had definite-lived other intangible assets of $0.9 million, $115.3 million and $3.4 million, respectively, as of December 31, 2023.
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
We are required, as an employer, to: (a) recognize in the consolidated statements of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and a plan’s obligations that determine our funded status as of the end of the year; and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur and report these changes in accumulated other comprehensive loss. Additionally, actuarial losses (gains) that are not immediately recognized as net periodic pension cost (credit) are recognized as a component of accumulated other comprehensive loss (income) and amortized into net periodic pension cost (credit) in future periods.
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
We believe the assumptions used in our models for determining our potential exposure and related insurance coverage are reasonable at the present time, but such assumptions are inherently uncertain. Given the inherent uncertainty in making projections, we plan to re-examine periodically the assumptions used in the projections of current and future asbestos claims, and we will update them, if needed, based on our experience, changes in the assumptions underlying our models, and other relevant factors, such as changes in the tort system. Our accrued asbestos liabilities may not approximate our actual asbestos-related indemnity and defense costs, and our accrued insurance recoveries may not be realized. We believe that it is reasonably possible that we may incur additional charges for our asbestos liabilities and defense costs in the future that could exceed existing reserves and insurance recoveries.
Investments in Unconsolidated Joint Ventures
We account for our investments in and advances to unconsolidated joint ventures, both of which are 50% owned, using the equity method of accounting.
Fair Value of Financial Instruments
Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the maturities of these instruments. The fair value of our borrowings under our revolving credit facility are determined using discounted cash flows based upon our estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. Based on our credit characteristics as of December 31, 2023, borrowings would generally bear interest at SOFR plus 162.5 basis points. As the current borrowings under the Fifth Amended Credit Agreement bear interest at adjusted 1-month SOFR plus 162.5 basis points, we believe the carrying value of our borrowings approximates fair value. For additional information on the calculation of fair value measurements, refer to “Note 3 – Derivatives and Hedging.”
Derivative Financial Instruments and Hedging Transactions
We are exposed to certain risks related to our ongoing business operations, and, from time to time, we manage these risk exposures by utilizing derivative financial instruments. We do not utilize derivative financial instruments for trading or speculative purposes. The primary risks being managed through our use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk (primarily related to copper).
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
For those derivative instruments that qualify for hedge accounting treatment, if the hedge is highly effective, all changes in the fair value of the derivative hedging instrument are recorded as a component of “Other comprehensive income (loss)” in the consolidated statements of comprehensive income, with the derivative hedging instrument impacts being reclassified to earnings when the hedged item impacts earnings. For those derivative instruments that do not qualify for hedge accounting treatment, any related gains and losses are recognized as a component of “Other income (expense), net” in the consolidated statements of operations. For additional information, refer to “Note 3 – Derivatives and Hedging.”
Concentration of Credit and Investment Risk
We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. As of December 31, 2023 and 2022, there were no customers that individually accounted for more than 10% of total accounts receivable. We did not experience significant credit losses on customers’ accounts in 2023, 2022 or 2021.
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
Income Taxes
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. We account for income taxes following ASC 740, Income Taxes, recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.
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
Advertising Costs
Advertising costs are expensed as incurred and included in the "Selling, general and administrative expenses” line item of the consolidated statements of operations, amounted to $3.5 million, $3.3 million and $2.7 million in 2023, 2022 and 2021, respectively.
Reclassification
Certain reclassifications have been made in the 2022 and 2021 financial statements and notes to conform to the 2023 presentation.
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for each of the fiscal years in the two-year period ended December 31, 2023 were as follows:

(Dollars and accompanying footnotes in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2021	$(35.6)	$(9.6)	$(45.2)
Other comprehensive income (loss) before reclassifications	(40.0)	(0.2)	(40.2)
Amounts reclassified to earnings	—	0.2	0.2
Net other comprehensive income (loss) for period	(40.0)	—	(40.0)
Balance as of December 31, 2022	(75.6)	(9.6)	(85.2)
Other comprehensive income (loss) before reclassifications	18.8	(0.4)	18.4
Amounts reclassified to earnings	—	0.4	0.4
Net other comprehensive income (loss) for period	18.8	—	18.8
Balance as of December 31, 2023	$(56.8)	$(9.6)	$(66.4)
(1) Net of taxes of $1.8 million, $1.9 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The impacts to the consolidated statements of operations related to items reclassified to earnings were as follows:

		Years Ended December 31,
(Dollars in millions)	Financial Statement Line Item	2023	2022
Amortization/settlement of pension and other postretirement benefits
	Pension settlement charges(1)	(0.1)	—
	Other income (expense), net(1)	(0.4)	(0.4)
	Income tax (expense) benefit	0.1	0.2
	Net income	$(0.4)	$(0.2)
(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. For additional details, refer to “Note 8 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan.”

Note 3 – Derivatives and Hedging
The valuation of our derivative contracts used to manage their respective risks is described below:
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
As of December 31, 2023, we did not have any derivative contracts that qualified for hedge accounting treatment.
Foreign Currency
In 2023, we entered into U.S. dollar, euro, Korean won, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in the consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2023, the notional values of these foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$25,900,000
KRW/USD	₩	1,291,700,000
EUR/USD		€12,600,000
JPY/EUR		¥250,000,000
Commodity
As of December 31, 2023, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in the consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2023, the volume of our copper contracts outstanding were as follows:

Volume of Copper Derivatives
January 2024 - March 2024	69 metric tons per month
April 2024 - June 2024	69 metric tons per month
July 2024 - September 2024	69 metric tons per month
October 2024 - December 2024	69 metric tons per month
Effects on Financial Statements
The following table presents the impact from these instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

		Years Ended December 31,
(Dollars in millions)	Financial Statement Line Item	2023	2022	2021
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$1.0	$(0.3)	$(2.9)
Copper Derivatives Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(0.6)	$0.8	$3.9

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
The fair values of derivative instruments measured at fair value on a recurring basis, categorized by contract type and level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(0.2)	$—	$(0.2)
Copper derivative contracts	$—	$0.4	$—	$0.4

	Derivative Instruments at Fair Value as of December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(0.1)	$—	$(0.1)
Copper derivative contracts	$—	$0.5	$—	$0.5
(1) All balances were recorded in the “Other current assets” or the “Other accrued liabilities” line items in the consolidated statements of financial position.
Note 4 – Inventories, net
The “Inventories, net” line item in the consolidated statements of financial position consisted of the following:

	As of December 31,
(Dollars in millions)	2023	2022
Raw materials	$71.5	$87.9
Work-in-process	45.6	45.1
Finished goods	36.4	49.4
Total inventories, net	$153.5	$182.4
Note 5 – Property, Plant and Equipment
The “Property, plant and equipment, net” line item in the consolidated statements of financial position consisted of the following:

	As of December 31,
(Dollars in millions)	2023	2022
Land and improvements	$16.8	$23.9
Buildings and improvements	177.2	169.5
Machinery and equipment	343.0	334.1
Office equipment	70.7	61.5
Property plant and equipment, gross	607.7	589.0
Accumulated depreciation	(385.7)	(381.6)
Property, plant and equipment, net	222.0	207.4
Construction in process	144.3	151.0
Total property, plant and equipment, net	$366.3	$358.4
Depreciation expense was $37.7 million, $29.5 million and $29.0 million in 2023, 2022 and 2021, respectively. Additionally, we recognized $47.2 million and $0.5 million of impairment charges in 2022 and 2021, respectively. For additional information related to the impairment charges, refer to “Note 14 – Supplemental Financial Information.”

Note 6 – Leases
Finance Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the consolidated statements of operations, was immaterial for each of the years ended December 31, 2023, 2022 and 2021. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the consolidated statements of operations, was immaterial for each of the years ended December 31, 2023, 2022 and 2021. Payments made on the principal portion of our finance lease obligations were immaterial for each of the years ended December 31, 2023, 2022 and 2021.
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities, as well as vehicles. Our expenses and payments for operating leases were as follows:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Operating leases expense	$4.1	$2.8	$3.0
Short-term leases expense	$0.7	$0.6	$0.3
Payments on operating lease obligations	$4.0	$3.1	$2.8
Lease Balances in Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the consolidated statements of financial position were as follows:

		As of December 31,
(Dollars in millions)	Financial Statement Line Item	2023	2022
Finance lease right-of-use assets	Property, plant and equipment, net	$1.5	$1.7
Operating lease right-of-use assets	Operating lease right-of-use assets	$18.9	$13.0

Finance lease obligations, current portion	Other accrued liabilities	$0.4	$0.5
Finance lease obligations, non-current portion	Other long-term liabilities	$1.1	$1.3
Total finance lease obligations		$1.5	$1.8

Operating lease obligations, current portion	Operating lease obligations, current portion	$3.5	$2.8
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$15.4	$10.7
Total operating lease obligations		$18.9	$13.5
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of December 31, 2023:

	Finance			Operating
(Dollars in millions)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2024	$0.4	$—	$0.4	$4.4	$—	$4.4
2025	0.4	—	0.4	3.9	(0.1)	3.8
2026	0.4	—	0.4	3.1	(0.1)	3.0
2027	0.2	—	0.2	2.6	—	2.6
2028	0.1	—	0.1	1.9	—	1.9
Thereafter	0.1	—	0.1	7.3	—	7.3
Total lease payments	1.6	—	1.6	23.2	(0.2)	23.0
Less: Interest	(0.1)	—	(0.1)	(4.1)	—	(4.1)
Present Value of Net Future Minimum Lease Payments	$1.5	$—	$1.5	$19.1	$(0.2)	$18.9

The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	2023	2022
Weighted Average Remaining Lease Term
Finance leases	4.0 years	4.6 years
Operating leases	7.0 years	6.5 years
Weighted Average Discount Rate
Finance leases	4.14%	3.89%
Operating leases	5.35%	5.24%
Note 7 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending December 31, 2023, by operating segment, were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2022	$115.4	$234.8	$2.2	$352.4
Foreign currency translation adjustment	2.3	5.1	—	7.4
December 31, 2023	$117.7	$239.9	$2.2	$359.8
Other Intangible Assets
The carrying amount of other intangible assets were as follows:

	December 31, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$177.9	$90.0	$87.9	$178.6	$85.6	$93.0
Technology	77.4	58.1	19.3	82.4	59.1	23.3
Trademarks and trade names	19.4	7.4	12.0	19.1	6.6	12.5
Covenants not to compete	1.3	0.9	0.4	1.9	1.2	0.7
Total definite-lived other intangible assets	276.0	156.4	119.6	282.0	152.5	129.5
Indefinite-lived other intangible asset	4.3	—	4.3	4.2	—	4.2
Total other intangible assets	$280.3	$156.4	$123.9	$286.2	$152.5	$133.7
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $13.4 million, $16.4 million and $14.3 million in 2023, 2022 and 2021, respectively. Additionally, in 2022, we impaired $17.9 million of customer relationships, technology and trademarks and trade names definite-lived other intangible assets related to our high-performance engineered cellular elastomer business. For additional information related to the impairment charges, refer to “Note 14 – Supplemental Financial Information.” The estimated annual future amortization expense is $12.4 million, $10.8 million, $10.4 million, $10.0 million and $7.8 million in 2024, 2025, 2026, 2027 and 2028, respectively. These amounts could vary based on changes in foreign currency exchange rates.

The weighted average amortization period as of December 31, 2023, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.4 years
Technology	3.3 years
Trademarks and trade names	10.0 years
Covenants not to compete	0.5 years
Total definite-lived other intangible assets	7.0 years
Note 8 – Pension Benefits, Other Postretirement Benefits and Employee Savings and Investment Plan
Pension and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of December 31, 2023, we had one qualified noncontributory defined benefit pension plan: the Union Plan. Additionally, we sponsor non-qualified noncontributory defined benefit pension plans and postretirement benefit plans including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
Plan Assets and Plan Benefit Obligations
The following table summarizes the change in plan assets and changes in benefit obligations:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2023	2022	2023	2022
Change in plan assets:
Fair value of plan assets as of January 1	$26.3	$33.5	$—	$—
Actual return on plan assets	1.9	(5.6)	—	—
Settlement	(0.3)	—	—	—
Employer contributions	0.3	—	—	—
Benefit payments	(1.5)	(1.6)	—	—
Fair value of plan assets as of December 31	$26.7	$26.3	$—	$—
Change in plan benefit obligations:
Fair value of plan benefit obligations as of January 1	$21.3	$28.7	$1.4	$1.4
Service cost	—	—	0.1	0.1
Interest cost	1.1	0.7	0.1	—
Actuarial (gain) loss	0.8	(6.6)	—	(0.1)
Settlement	(0.3)	—	—	—
Benefit payments	(1.5)	(1.5)	—	—
Fair value of plan benefit obligations as of December 31	$21.4	$21.3	$1.6	$1.4

Amount overfunded (underfunded)	$5.3	$5.0	$(1.6)	$(1.4)
The increase in our pension plan benefit obligations in 2023 was primarily driven by actuarial losses and interest costs, partially offset by benefit payments and settlements. The decrease in our pension plan benefit obligations in 2022 was primarily driven by actuarial gains and benefit payments, partially offset by interest costs.

The pension-related balances reflected in the consolidated statements of financial position consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
(Dollars in millions)	2023	2022	2023	2022
Assets & Liabilities:
Non-current assets	$5.3	$5.2	$—	$—
Current liabilities	—	—	(0.2)	(0.2)
Non-current liabilities	—	(0.2)	(1.4)	(1.2)
Net assets (liabilities)	$5.3	$5.0	$(1.6)	$(1.4)
Accumulated Other Comprehensive Loss:
Net actuarial (loss) gain	$(11.6)	$(11.8)	$0.2	$0.2
Accumulated other comprehensive (loss) income	$(11.6)	$(11.8)	$0.2	$0.2
The PBO, ABO, and fair value of plan assets for our pension plan with plan assets in excess of its PBO or ABO were as follows:

(Dollars in millions)	2023	2022
Projected benefit obligation	$21.5	$21.0
Accumulated benefit obligation	$21.5	$21.0
Fair value of plan assets	$26.7	$26.3
The PBO and ABO of plan assets for our other postretirement benefit plans with a PBO or ABO in excess of plan assets were as follows:

(Dollars in millions)	2023	2022
Projected benefit obligation	$(1.6)	$(1.4)
Accumulated benefit obligation	$(1.6)	$(1.4)
Fair value of plan assets	$—	$—
The PBO, ABO, and fair value of plan assets for our pension plan with a PBO or ABO in excess of its plan assets were immaterial as of December 31, 2023 and 2022.
Components of Net Periodic Benefit Cost (Credit)
The components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$0.1	$0.1	$0.1
Interest cost	1.1	0.7	0.7	0.1	—	—
Expected return of plan assets	(1.4)	(1.3)	(1.5)	—	—	—
Amortization of prior service credit	—	—	—	—	—	(0.1)
Amortization of net loss (gain)	0.5	0.4	0.4	—	—	—
Settlement	0.1	—	—	—	—	—
Net periodic benefit cost (credit)	$0.3	$(0.2)	$(0.4)	$0.2	$0.1	$—

Plan Assumptions
The key plan assumptions utilized in our annual plan measurements were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Weighted average assumptions used in benefit obligations:
Discount rate	4.75%	5.25%	4.75%	5.00%
Weighted average assumptions used in net periodic benefit costs:
Discount rate	5.25%	2.75%	5.00%	2.25%
Expected long-term rate of return on assets	5.59%	4.17%	—%	—%
For measurement purposes as of December 31, 2023, we assumed an annual health care cost trend rate of 7.00% for covered health care benefits for retirees pre-age 65 or post-age 65. For measurement purposes as of December 31, 2022, we assumed an annual health care cost trend rate of 6.25% for covered health care benefits for retirees pre-age 65 or post-age 65.
Our pension plan assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. In managing these assets and our investment strategy, we consider future cash contributions to the plan as well as the potential of the portfolio underperforming the market. We set asset allocation target ranges based on current funding status and future projections in order to mitigate the portfolio performance risk while maintaining its funded status. Fixed income securities comprise a substantial percentage of our plan assets portfolio. As of December 31, 2023, we held approximately 90% fixed income and short-term cash securities and 10% equity securities in our portfolio, compared to December 31, 2022 when we held approximately 91% fixed income and short-term cash securities and 9% equity securities.
In determining our investment strategy and calculating the net benefit cost, we utilized an expected long-term rate of return on plan assets, which was developed based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, as well as the plan’s current asset composition. To justify our assumptions, we analyzed certain data points related to portfolio performance. Based on the historical returns and the projected future returns, we determined that a target return of 5.22% is appropriate for the current portfolio.
The following table presents the fair value of the pension plan net assets by asset category and level, within the fair value hierarchy, as of December 31, 2023 and 2022:

	Fair Value of Plan Assets as of December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$0.2	$22.3	$—	$22.5
Mutual funds	3.0	—	—	3.0
Pooled separate accounts	—	0.1	—	0.1
Guaranteed deposit account	—	—	1.1	1.1
Total plan assets at fair value	$3.2	$22.4	$1.1	$26.7

	Fair Value of Plan Assets as of December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$22.2	$—	$22.2
Mutual funds	2.5	—	—	2.5
Pooled separate accounts	—	0.5	—	0.5
Guaranteed deposit account	—	—	1.1	1.1
Total plan assets at fair value	$2.5	$22.7	$1.1	$26.3

The following table presents a summary of changes in the fair value of the guaranteed deposit account’s Level 3 assets for the year ended December 31, 2023:

(Dollars in millions)	Guaranteed Deposit Account
Balance as of December 31, 2022	$1.1
Change in unrealized gain (loss)	—
Purchases, sales, issuances and settlements (net)	—
Balance as of December 31, 2023	$1.1
Cash Flows
We were not required to make any contributions to our qualified noncontributory defined benefit pension plan in 2023 and 2022. We made expected benefit payments for our qualified noncontributory defined benefit pension plan through the utilization of plan assets in 2023 and 2022. As there is no funding requirement for the non-qualified noncontributory defined benefit pension plans and other postretirement benefit plans, we funded benefit payments, which were immaterial in 2023 and 2022, as incurred using cash from operations.
The benefit payments are based on the same assumptions used to measure our benefit obligations as of December 31, 2023. The following table sets forth the expected benefit payments to be paid for our pension plans and our other postretirement benefit plans:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
2024	$1.7	$0.2
2025	$1.7	$0.2
2026	$1.7	$0.2
2027	$1.7	$0.2
2028	$1.6	$0.1
2029-2033	$7.6	$0.8
Employee Savings and Investment Plan
We sponsor the RESIP, a 401(k) plan for domestic employees. In 2023, employees could defer an amount they choose, up to the annual IRS limit of $22,500. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. We match each eligible employee’s annual pre-tax contributions at a rate of 100% for the first 1% of the employee’s salary and 50% for the next 5% of each employee’s salary for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $4.6 million, $11.8 million and $5.6 million in 2023, 2022 and 2021, respectively. The higher expense in 2022 was primarily due to a $6.5 million discretionary RESIP contribution related to the previously anticipated merger with DuPont.
Note 9 – Debt
In October 2020, we entered into the Fourth Amended Credit Agreement. The Fourth Amended Credit Agreement amended and restated the Third Amended Credit Agreement, and provided for a revolving credit facility with up to a $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, in addition to a $175.0 million accordion feature. Borrowings may have been used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fourth Amended Credit Agreement). The Fourth Amended Credit Agreement extended the maturity, the date on which all amounts borrowed or outstanding under the Fourth Amended Credit Agreement were due, from February 17, 2022 to March 31, 2024.
All obligations under the Fourth Amended Credit Agreement were guaranteed by each of our existing and future material domestic subsidiaries, as defined in the Fourth Amended Credit Agreement (the Guarantors). The obligations were also secured by a Fourth Amended and Restated Pledge and Security Agreement, dated as of February 17, 2022, entered into by us and the Guarantors which granted to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of our and the Guarantors’ non-real estate assets. These assets included, but were not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
In March 2021, the FCA publicly announced that immediately after December 31, 2021, publication of most Euro, Swiss Franc, Japanese Yen and Pound Sterling LIBOR settings would permanently cease. In October 2021, Rogers Corporation and

JPMorgan Chase entered into an amendment (Amendment No 1) to the Fourth Amended Credit Agreement to adopt a new benchmark interest rate to replace the discontinued LIBOR reference rates.
Borrowings under the Fourth Amended Credit Agreement could have been made as alternate base rate loans, euro-currency loans, or RFR loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate was the greatest of (a) the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1%, and (c) the adjusted LIBOR for a one-month interest period in dollars on such day (or if such day was not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. RFR loans bears interest based upon the SONIA plus 0.0326% plus a spread of 162.5 to 200.0 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Fourth Amended Credit Agreement, we incurred an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fourth Amended Credit Agreement.
The Fourth Amended Credit Agreement contained customary representations and warranties, covenants, mandatory prepayments and events of default under which our payment obligations may have been accelerated. If an event of default occurred, the lenders may have, among other things, terminated their commitments and declared all outstanding borrowings to be immediately due and payable together with accrued interest and fees. The financial covenants included requirements to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We were permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents against indebtedness in the calculation of the total net leverage ratio.
The Fourth Amended Credit Agreement generally permitted us to pay cash dividends to our shareholders, provided that (i) no default or event of default had occurred and was continuing or would have resulted from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeded 2.75 to 1.00, we may have nonetheless made up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default had occurred and was continuing or would have resulted from the payments.
On March 24, 2023, we entered into the Fifth Amended Credit Agreement which amends and restates the Fourth Amended Credit Agreement, and provides for (1) a revolving credit facility with up to $450.0 million of revolving loans, with sub-limits for multicurrency borrowings, letters of credit and swing-line notes, and (2) a $225.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fifth Amended Credit Agreement). The Fifth Amended Credit Agreement extends the maturity, the date on which all amounts borrowed or outstanding under the Fifth Amended Credit Agreement are due, from March 31, 2024 to March 24, 2028.
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50.0 basis points, and (3) one-month Term SOFR plus 110.0 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted EURIBOR, or the Adjusted TIBOR (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of December 31, 2023, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25.0 to 35.0 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of December 31, 2023.
There were no new borrowings under our revolving credit facility in 2023, and $100.0 million and $190.0 million in new borrowings under our revolving credit facility in 2022 and 2021, respectively. Our new borrowings in 2022 were for use in various operations, while our new borrowings in 2021 were primarily used to fund our acquisition of Silicone Engineering. We made discretionary principal payments on our revolving credit facility of $185.0 million, $75.0 million and $25.0 million in 2023, 2022 and 2021, respectively.
We had $30.0 million and $215.0 million of outstanding borrowings under our revolving credit facility as of December 31, 2023 and 2022, respectively. We had $2.1 million and $0.9 million of outstanding line of credit issuance costs as of December 31, 2023 and 2022, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
Note 10 – Commitments and Contingencies
Legal & Environmental
We are currently engaged in the following legal and environmental proceedings:
Asbestos Products Litigation
Overview
We, like many other industrial companies, have been named as a defendant in a number of lawsuits filed in courts across the country by persons alleging personal injury from exposure to products containing asbestos. We have never mined, milled, manufactured or marketed asbestos; rather, we made and provided to industrial users a limited number of products that contained encapsulated asbestos, but we stopped manufacturing these products in the late 1980s. Most of the claims filed against us involve numerous defendants, sometimes as many as several hundred. In virtually all of the cases against us, the plaintiffs are seeking unspecified damages above a jurisdictional minimum against multiple defendants who may have manufactured, sold or used asbestos-containing products to which the plaintiffs were allegedly exposed and from which they purportedly suffered injury. Most of these cases are being litigated in Maryland, Illinois, Missouri and New York; however, we are also defending cases in other states. We continue to vigorously defend these cases, primarily on the basis of the plaintiffs’ inability to establish compensable loss as a result of exposure to our products. The indemnity and defense costs of our asbestos-related product liability litigation to date have been substantially covered by insurance.
The following table summarizes the change in number of asbestos claims outstanding during 2023 and 2022:

	2023	2022
Claims outstanding as of January 1	537	543
New claims filed	136	129
Pending claims concluded(1)	(167)	(135)
Claims outstanding as of December 31	506	537
(1) For the year ended December 31, 2023, 155 claims were dismissed and 12 claims were settled. For the year ended December 31, 2022, 119 claims were dismissed and 16 claims were settled. Settlements totaled approximately $4.5 million for the year ended December 31, 2023, compared to $2.4 million for the year ended December 31, 2022.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we paid $0.4 million, $0.6 million and $0.5 million in 2023, 2022 and 2021, respectively, related to such costs.
The amounts recorded for the asbestos-related liability and the related insurance receivables are based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, the length of time it takes to dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the U.S., could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded. The full extent of our financial exposure to asbestos-related litigation remains very difficult to estimate and could include both compensatory and punitive damage awards.
Changes recorded in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage, result in the recognition of expense or income. We recognized an immaterial impact to the statements of operations in 2023, 2022 and 2021.
Our projected asbestos-related claims and insurance receivables were as follows:

	As of December 31,
(Dollars in millions)	2023	2022
Asbestos-related liabilities	$61.5	$65.1
Asbestos-related insurance receivables	$56.5	$59.8
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred aggregate remediation costs of $2.0 million through December 31, 2023, and the accrual for future remediation efforts is $0.7 million.
Other Matters
In addition to the above issues, the nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject us to the possibility of litigation, including other production liability and environmental matters, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters, which are defended and handled in the ordinary course of business. Although the outcome of no legal matter can be predicted with certainty, it is the opinion of management that facts known at the present time do not indicate that such litigation, either individually or in the aggregate, will have a material adverse effect on our business, results of operations, cash flows or financial position.
Note 11 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars and shares in millions, except per share amounts)	2023	2022	2021
Numerator:
Net income	$56.6	$116.6	$108.1
Denominator:
Weighted average shares outstanding - basic	18.6	18.8	18.7
Effect of dilutive shares	0.1	0.2	0.2
Weighted average shares outstanding - diluted	18.7	19.0	18.9
Basic earnings per share	$3.04	$6.21	$5.77
Diluted earnings per share	$3.03	$6.15	$5.73
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For 2023, 2022 and 2021, an immaterial number of shares were excluded each year.
Note 12 – Capital Stock and Equity Compensation
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
Shares of capital stock reserved for possible future issuance were as follows:

	As of December 31,
	2023	2022
Shares reserved for issuance under outstanding restricted stock unit awards	248,055	255,310
Deferred compensation to be paid in stock, including deferred stock units	8,100	6,850
Additional shares reserved for issuance under Rogers Corporation 2019 Long-Term Equity Compensation Plan	842,046	914,439
Shares reserved for issuance under the Rogers Corporation Employee Stock Purchase Plan	59,611	59,611
Total	1,157,812	1,236,210
Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock to mitigate the dilutive effects of stock options exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date and may be suspended or discontinued at any time without notice. There were no share repurchases in 2023 or 2021. In 2022, we purchased 237,806 shares for a total value of $25.0 million using cash from operations and cash on hand. As of December 31, 2023, $24.0 million remained available to purchase under the Program.
Equity Compensation
Performance-Based Restricted Stock Units
As of December 31, 2023, we had performance-based restricted stock units from 2023 and 2021 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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

Below were the assumptions used in the Monte Carlo calculation for each material award granted in 2023 and 2021:

	February 9, 2023	February 10, 2021
Expected volatility	53.2%	51.0%
Expected term	2.9 years	2.9 years
Risk-free interest rate	4.08%	0.18%
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
A summary of activity of the outstanding performance-based restricted stock units for 2023, 2022 and 2021 is presented below:

	2023		2022		2021
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	65,513	$201.18	114,554	$196.23	111,059	$170.84
Awards granted	50,551	241.47	26,819	176.33	41,507	258.17
Stock issued	(8,775)	147.58	(60,053)	179.72	—	—
Awards forfeited	(33,761)	174.43	(15,807)	204.69	(38,012)	189.69
Awards outstanding as of December 31	73,528	$247.55	65,513	$201.18	114,554	$196.23
We recognized $3.7 million, $2.3 million and $7.7 million of compensation expense related to performance-based restricted stock units in 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $8.2 million of total unrecognized compensation cost related to unvested performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 1.0 year.
Time-Based Restricted Stock Units
As of December 31, 2023, we had time-based restricted stock unit awards from 2023, 2022 and 2021 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of the Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for 2023, 2022 and 2021 is presented below:

	2023		2022		2021
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	124,284	$194.60	96,989	$157.49	102,142	$120.16
Awards granted	67,734	148.85	96,620	219.60	50,640	180.19
Stock issued	(62,251)	173.52	(48,253)	183.00	(46,329)	146.45
Awards forfeited	(28,768)	213.84	(21,072)	223.90	(9,464)	146.58
Awards outstanding as of December 31	100,999	$171.43	124,284	$194.60	96,989	$157.49
We recognized $9.2 million, $8.2 million and $7.6 million of compensation expense related to time-based restricted stock units in 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $10.9 million of total unrecognized compensation cost related to unvested time-based restricted stock units. That cost is expected to be recognized over a weighted average period of 0.9 years.
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
A summary of activity of the outstanding deferred stock units for 2023, 2022 and 2021 is presented below:

	2023		2022		2021
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	6,850	$232.51	9,500	$173.82	12,450	$113.96
Awards granted	8,100	161.90	4,800	272.12	6,450	188.60
Stock issued	(6,850)	232.51	(7,450)	183.20	(9,400)	104.68
Awards outstanding as of December 31	8,100	$161.9	6,850	$232.51	9,500	$173.82
We recognized $1.3 million, $1.3 million and $1.2 million of compensation expense related to deferred stock units in 2023, 2022 and 2021, respectively.
Note 13 – Operating Segment and Geographic Information
Our reporting structure is comprised of the following strategic operating segments: AES and EMS. Our remaining operations, which represent our non-core businesses, are reported in the Other operating segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally.

Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2023
Net sales - recognized over time	$234.1	$19.6	$15.8	$269.5
Net sales - recognized at a point in time	$275.6	$359.4	$3.9	$638.9
Total net sales	$509.7	$379.0	$19.7	$908.4
Operating income	$2.6	$76.1	$6.6	$85.3
Total assets	$762.8	$742.0	$12.4	$1,517.2
Capital expenditures	$30.5	$25.9	$0.6	$57.0
Depreciation & amortization	$27.6	$22.8	$0.7	$51.1
Investment in unconsolidated joint ventures	$—	$11.1	$—	$11.1
Equity income in unconsolidated joint ventures	$—	$1.8	$—	$1.8
December 31, 2022
Net sales - recognized over time	$227.0	$15.9	$16.4	$259.3
Net sales - recognized at a point in time	$303.2	$404.1	$4.6	$711.9
Total net sales	$530.2	$420.0	$21.0	$971.2
Operating income	$77.1	$60.4	$6.9	$144.4
Total assets	$854.2	$778.7	$13.3	$1,646.2
Capital expenditures	$58.9	$57.6	$0.3	$116.8
Depreciation & amortization	$21.7	$23.5	$0.7	$45.9
Investment in unconsolidated joint ventures	$—	$14.1	$—	$14.1
Equity income in unconsolidated joint ventures	$—	$4.4	$—	$4.4
December 31, 2021
Net sales - recognized over time	$244.1	$14.9	$18.8	$277.8
Net sales - recognized at a point in time	$290.4	$363.1	$1.6	$655.1
Total net sales	$534.5	$378.0	$20.4	$932.9
Operating income	$50.2	$60.1	$6.9	$117.2
Total assets	$826.7	$759.6	$12.3	$1,598.6
Capital expenditures	$38.9	$31.8	$0.4	$71.1
Depreciation & amortization	$22.9	$19.7	$0.7	$43.3
Investment in unconsolidated joint ventures	$—	$16.3	$—	$16.3
Equity income in unconsolidated joint ventures	$—	$7.0	$—	$7.0

Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the years indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2023
United States	$81.1	$155.4	$3.9	$240.4
Other Americas	3.6	13.7	0.3	17.6
Total Americas	84.7	169.1	4.2	258.0
China	144.6	93.0	4.3	241.9
Other APAC	88.3	31.7	5.6	125.6
Total APAC	232.9	124.7	9.9	367.5
Germany	95.2	28.3	0.5	124.0
Other EMEA	96.9	56.9	5.1	158.9
Total EMEA	192.1	85.2	5.6	282.9
Total net sales	$509.7	$379.0	$19.7	$908.4
December 31, 2022
United States	$122.7	$169.4	$4.5	$296.6
Other Americas	6.6	15.4	0.3	22.3
Total Americas	129.3	184.8	4.8	318.9
China	154.4	121.7	7.4	283.5
Other APAC	75.2	31.4	2.7	109.3
Total APAC	229.6	153.1	10.1	392.8
Germany	78.7	30.4	1.1	110.2
Other EMEA	92.6	51.7	5.0	149.3
Total EMEA	171.3	82.1	6.1	259.5
Total net sales	$530.2	$420.0	$21.0	$971.2
December 31, 2021
United States	$93.6	$161.2	$4.5	$259.3
Other Americas	3.1	10.2	0.8	14.1
Total Americas	96.7	171.4	5.3	273.4
China	193.4	122.0	4.8	320.2
Other APAC	85.1	27.6	2.6	115.3
Total APAC	278.5	149.6	7.4	435.5
Germany	72.6	29.2	0.8	102.6
Other EMEA	86.7	27.8	6.9	121.4
Total EMEA	159.3	57.0	7.7	224.0
Total net sales	$534.5	$378.0	$20.4	$932.9
(1) Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
Contract Assets
We had contract assets primarily related to unbilled revenue for revenue recognized related to products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” financial statement line item in the consolidated statements of financial position.

Our contract assets by operating segment were as follows:

	As of December 31,
(Dollars in millions)	2023	2022
Advanced Electronics Solutions	$41.4	$33.8
Elastomeric Material Solutions	0.4	1.6
Other	3.4	3.5
Total contract assets	$45.2	$38.9
We did not have any contract liabilities as of December 31, 2023 or 2022. No impairment losses were recognized in 2023, 2022 or 2021 on any contract assets arising from our contracts with customers.
Long-Lived Assets by Geographic Area
Our long-lived assets(1) by geographic area were as follows:

	As of December 31,
(Dollars in millions)	2023	2022
United States	$384.1	$401.2
England	166.7	161.9
Germany	148.9	139.7
Other	169.2	154.7
Total long-lived assets	$868.9	$857.5
(1) Long-lived assets are based on the location of the asset and are comprised of goodwill, other intangible assets, property, plant and equipment and right-of-use assets. Countries with 10% or more of long-lived assets have been disclosed.
Note 14 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the consolidated statements of operations were as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Restructuring charges
Global workforce reduction	$8.8	$—	$—
Facility consolidations	8.1	0.4	—
Manufacturing footprint optimization	—	1.1	3.1
Total restructuring charges	16.9	1.5	3.1
Impairment charges
Fixed assets impairment charges	—	47.2	0.5
Other impairment charges	—	17.9	—
Total impairment charges	—	65.1	0.5
Total restructuring and impairment charges	$16.9	$66.6	$3.6
Restructuring Charges - Global Workforce Reduction
On February 16, 2023, we announced a plan to reduce our global workforce that was substantially completed in the first half of 2023, and concluded in the fourth quarter of 2023. The plan significantly reduced our manufacturing costs and operating expenses. We incurred $8.8 million in pre-tax restructuring charges related to this plan, all of which was in the form of cash-based expenditures and substantially all of which were related to employee severance and other termination benefits.

(Dollars in millions)	Global Workforce Reduction Restructuring Severance and Related Benefits
Balance as of December 31, 2022	$—
Provisions	8.5
Payments	(8.6)
Foreign currency translation adjustment	0.1
Balance as of December 31, 2023	$—
Restructuring Charges - Facility Consolidations
In late 2022 and early 2023, we announced our intention to exit certain facilities in the U.S. and Asia. The plan significantly reduced our manufacturing costs and operating expenses. We incurred $8.1 million in pre-tax restructuring charges related to these facility consolidations, most of which were in the form of accelerated depreciation.
As part of our facility consolidations plan, on February 17, 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business in our EMS operating segment for a purchase price of $1.8 million, which was completed in early September 2023. The assets primarily comprised of the property, plant and equipment, including the facility, accounts receivable, contract assets and inventories, net, while the liabilities were primarily comprised of accounts payable and other accrued liabilities, along with the previously recognized accrual against the net assets of the business based on the estimated fair value of the business in December 2022. We incurred $1.2 million of selling costs in 2023, which were recorded in the “Selling, general and administrative expenses” line item in the consolidated statements of operations.
Further, on September 22, 2023, we completed the sale of one of our Suzhou, China facilities, which had a carrying value of $3.0 million, for $6.8 million, resulting in a pre-tax gain of $1.9 million, inclusive of selling and disposal costs. The sale was completed in December 2023. The net impact of this transaction was recorded in the “Other operating (income) expense, net” line item in the consolidated statements of operations.
As of December 31, 2023, we recognized $13.1 million of assets held for sale within the “Other current assets” financial statement line item of our consolidated statements of financial position. This includes $13.1 million for land and building at our Price Road facility in Chandler, Arizona.
Restructuring Charges - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities were completed in the first half of 2021. We incurred restructuring charges and related expenses of $1.1 million and $3.1 million in 2022 and 2021, respectively.
Impairment Charges
We recognized $65.1 million and $0.5 million of impairment charges in 2022 and 2021, respectively. The impairment charges in 2022 primarily related to certain AES operating segment equipment-in-process in the U.S. as well as certain EMS operating segment intangible assets and fixed assets related to our high-performance engineered cellular elastomer business in the U.S. The impairment of the equipment-in-process in our AES operating segment was triggered by our decision in November 2022 to exit the Price Road facility in Arizona. The impairment charges in 2021 were primarily related to AES operating segment fixed assets in Belgium.

Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Advanced Electronics Solutions
Allocated restructuring charges	$10.7	$1.1	$3.0
Allocated impairment charges	—	40.5	0.5
Elastomeric Material Solutions
Allocated restructuring charges	6.2	0.4	0.1
Allocated impairment charges	—	24.6	—
Total restructuring and impairment charges	$16.9	$66.6	$3.6
Other Operating (Income) Expense, Net
The components of the “Other operating (income) expense, net” line item in the consolidated statements of operations were as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
UTIS fire
Fixed assets write-offs	$—	$—	$1.1
Inventory charges	—	0.2	0.9
Professional services	0.9	1.4	2.7
Lease obligations	—	0.4	1.0
Lease impairments	—	—	0.5
Compensation & benefits	—	2.4	2.1
Third-party property claims	—	—	4.7
Other	—	(0.2)	0.1
Insurance recoveries	(31.4)	(6.6)	(6.9)
Total UTIS fire	(30.5)	(2.4)	6.2
Regulatory termination fee, net	—	(142.1)	—
Loss (gain) on sale or disposal of property, plant and equipment	(2.6)	0.5	(0.9)
Total other operating (income) expense, net	$(33.1)	$(144.0)	$5.3
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
In 2023, in connection with the UTIS fire, we recognized insurance recoveries of $31.4 million related to our business interruption and property damage insurance claims and incurred $0.9 million for various professional services.
In 2022, in connection with the UTIS fire, we recognized insurance recoveries of $6.6 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, incurred $1.4 million for various professional services and incurred $2.4 million for compensation and benefits for UTIS manufacturing employees subsequent to the fire.
In 2021, in connection with the UTIS fire, we recognized fixed asset write-offs and inventory charges of $1.1 million and $0.9 million, respectively, related to property destroyed in the fire, a $4.7 million contingent liability pertaining to damage to nearby property and a $0.5 million contingent liability pertaining to our obligations for the fire damage to the building in connection with the underlying lease agreement. Further, in 2021 we incurred $2.7 million of fees for various professional services in connection with the assessment of the fire and the efforts to rebuild and resume operations and $2.1 million of compensation and benefits for UTIS manufacturing employees, subsequent to the fire. In 2021, we also recognized anticipated insurance recoveries of $6.9 million related to our ongoing insurance claim for property damage and compensation and benefits of hourly employees, less the applicable $0.3 million deductible.

In 2022, we recognized income from a regulatory termination fee of $142.1 million, which was net of an incurred transaction-related fee. For additional information, refer to “Note 16 – Mergers and Acquisitions.”
Interest Expense, Net
The components of the “Interest expense, net” line item in the consolidated statements of operations were as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Interest on revolving credit facility	$9.6	$9.0	$0.9
Line of credit fees	0.8	0.5	1.1
Debt issuance amortization costs	0.7	0.7	0.7
Interest income	(1.2)	(0.7)	(0.5)
Other	0.2	—	0.4
Total interest expense, net	$10.1	$9.5	$2.5
Note 15 – Income Taxes
The “Income before income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in millions)	2023	2022	2021
Domestic	$9.1	$58.4	$34.4
Foreign	67.2	82.0	91.9
Total	$76.3	$140.4	$126.3
The “Income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in millions)	Current	Deferred	Total
2023
Domestic	$0.4	$(0.6)	$(0.2)
Foreign	22.9	(3.0)	19.9
Total	$23.3	$(3.6)	$19.7

2022
Domestic	$26.8	$(18.8)	$8.0
Foreign	17.6	(1.8)	15.8
Total	$44.4	$(20.6)	$23.8

2021
Domestic	$5.2	$(2.9)	$2.3
Foreign	16.2	(0.3)	15.9
Total	$21.4	$(3.2)	$18.2

Deferred tax assets and liabilities as of December 31, 2023 and 2022, were comprised of the following:

(Dollars in millions)	2023	2022
Deferred tax assets
Accrued employee benefits and compensation	$7.7	$8.7
Net operating loss carryforwards	11.8	4.4
Tax credit carryforwards	6.7	2.8
Reserves and accruals	5.7	4.7
Operating leases	3.6	4.2
Capitalized research and development	25.6	21.3
Other	6.9	10.2
Total deferred tax assets	68.0	56.3
Less deferred tax asset valuation allowance	(11.4)	(2.8)
Total deferred tax assets, net of valuation allowance	56.6	53.5
Deferred tax liabilities
Depreciation and amortization	17.7	14.4
Postretirement benefit obligations	0.7	0.7
Unremitted earnings	1.5	2.6
Operating leases	4.1	4.6
Other	5.8	4.2
Total deferred tax liabilities	29.8	26.5
Net deferred tax asset (liability)	$26.8	$27.0
As of December 31, 2023, we had state net operating loss carryforwards totaling $8.1 million in various state taxing jurisdictions, which expire between 2024 and 2043, and approximately $3.6 million of state research credit carryforwards, which will expire between 2024 and 2040. We also had a $0.8 million federal research and development (R&D) credit carryforward that will expire in 2043. We believe that it is more likely than not that the benefit from certain of the state net operating loss and state R&D credits carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.5 million relating to these carryforwards. We currently have approximately $3.1 million of foreign tax credits that begin to expire in 2028.
As of December 31, 2023, we had foreign net operating loss carryforwards totaling $52.7 million. Luxembourg losses totaled $31.4 million, of which $3.9 million will expire between 2034 and 2039, and the rest will be carried forward indefinitely. We believe it is more likely than not that these losses will expire unused, and have provided a valuation allowance for all Luxembourg net operating loss carryforwards. China losses totaled $14.7 million, which expire between 2024 and 2028. We believe it is more likely than not that these losses will expire unused, and have provided a valuation allowance for all China net operating loss carryforwards. Korea losses totaled $6.6 million, which expire between 2036 and 2038.
We had a valuation allowance of $11.4 million as of December 31, 2023 and $2.8 million as of December 31, 2022, against certain of our deferred tax assets, primarily carryforwards expected to expire unused and deferred tax assets that are capital in nature. No valuation allowance has been provided on our other deferred tax assets, as we believe it is more likely than not that all such assets will be realized in the applicable jurisdictions. Differences between forecasted and actual future operating results or changes in carryforward periods could adversely impact the amount of deferred tax asset considered realizable.

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes. The reasons for this difference were as follows:

(Dollars in millions)	2023	2022	2021
Tax expense at Federal statutory income tax rate	$16.0	$29.5	$26.5
Impact of foreign operations	4.0	1.5	2.0
Foreign source income, net of tax credits	(2.3)	(6.5)	(4.9)
State tax, net of federal	(0.5)	6.9	0.2
Deferred tax adjustment	1.2	—	—
Unrecognized tax benefits	(0.2)	1.9	(8.8)
Equity compensation excess tax deductions	0.3	(3.0)	0.3
General business credits	(2.4)	(0.8)	(0.9)
Distribution related foreign taxes	1.1	1.5	2.5
Executive compensation limitation	0.9	2.9	1.6
Valuation allowance change	0.7	(6.9)	0.5
Other	0.9	(3.2)	(0.8)
Income tax expense	$19.7	$23.8	$18.2
Our effective income tax rate for 2023 was 25.8% compared to 16.9% for 2022. The 2023 rate increase was primarily due to the impact of the 2022 valuation allowance releases not recurring in 2023.
We did not make any changes in 2023 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain Chinese subsidiaries, we continue to assert that historical foreign earnings are indefinitely reinvested. As of December 31, 2023 and 2022, we had recorded a deferred tax liability of $1.5 million and $2.5 million, respectively, for Chinese withholding tax on undistributed earnings that are not indefinitely reinvested. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest their undistributed earnings and we estimate that, if these undistributed earnings are distributed, they may give rise to an estimated $2.6 million of additional tax liabilities. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2023 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
Unrecognized tax benefits, excluding potential interest and penalties, for the years ended December 31, 2023 and 2022, were as follows:

(Dollars in millions)	2023	2022	2021
Beginning balance as of January 1	$8.9	$6.6	$15.7
Gross increases - current period tax positions	1.1	3.4	1.0
Gross increases - tax positions in prior periods	—	0.2	1.2
Gross decreases - tax positions in prior periods	(0.5)	(0.2)	(9.2)
Foreign currency exchange	0.1	(0.1)	—
Settlements	0.1	(1.0)	(2.1)
Lapse of statue of limitations	$(1.2)	$—	$—
Ending balance as of December 31	$8.5	$8.9	$6.6
Included in the balance of unrecognized tax benefits as of December 31, 2023 were $6.9 million of tax benefits that, if recognized, would impact the effective tax rate.
We recognized interest accrued related to unrecognized tax benefit as income tax expense. Related to the unrecognized tax benefits noted above, as of December 31, 2023 and 2022, we had accrued potential interest and penalties of approximately $1.4 million and $1.1 million, respectively.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2019 through 2023 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2019.

Note 16 – Mergers and Acquisitions
Acquisition of Silicone Engineering Ltd.
On October 8, 2021, we acquired Silicone Engineering, a leading European manufacturer of silicone material solutions based in Blackburn, England, for a combined purchase price of $172.3 million for the company, net of cash acquired, and its facility. As part of the agreement, there was a $4.1 million holdback, upon which we could issue claims against until six months after the close of the acquisition, at which point in time the holdback amount, less any holdback claims, was to be paid to the previous owners of Silicone Engineering. In April 2022, we paid $1.3 million of the holdback in exchange for a 6-month extension of the holdback period. In October 2022, we paid back the remaining of the holdback, less an immaterial amount for claims. Substantially all of our $190.0 million in borrowings under our existing credit facility in October 2021 were used to fund the transaction, with the remaining amounts being used for general corporate purposes. Silicone Engineering has expanded our existing advanced silicones platform in our EMS operating segment and provides us a European Center of Excellence to service customers requiring premium silicone solutions for applications in the EV/HEV, industrial, medical and other markets.
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

For the Years Ended December 31,
(Dollars in millions)	2021
Net sales	$973.2
Net income	$120.1
Terminated Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont in an all-cash transaction. Our shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. Consummation of the merger was subject to various customary closing conditions, including regulatory approval by the SAMR, and either party had the right to terminate the merger agreement if the merger had not closed on or before November 1, 2022. As of November 1, 2022, the parties had not received regulatory approval from SAMR and on that date, DuPont issued a notice of termination of the merger agreement. Pursuant to the terms of the merger agreement, we received a regulatory termination fee in the amount of $162.5 million, before taxes, and incurred a transaction-related fee of $20.4 million.
Note 17 - Recent Accounting Standards
Recently Issued Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. This amendment will improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the standard requires using the retrospective approach. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the standard should be applied on a prospective basis and retrospective application to all periods presented is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.

SCHEDULE II

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Allowance for Credit Losses
December 31, 2023	$1.0	$0.4	$—	$(0.3)	$1.1
December 31, 2022	$1.2	$0.2	$(0.4)	$—	$1.0
December 31, 2021	$1.7	$0.4	$(0.2)	$(0.7)	$1.2

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Inventory E&O Reserves
December 31, 2023	$17.0	$14.0	$(5.1)	$(3.9)	$22.0
December 31, 2022	$16.4	$8.2	$(4.6)	$(3.0)	$17.0
December 31, 2021	$22.4	$8.4	$(7.4)	$(7.0)	$16.4

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Valuation on Allowance for Deferred Tax Assets
December 31, 2023	$2.8	$0.7	$7.9	$—	$11.4
December 31, 2022	$9.8	$0.4	$(7.3)	$—	$2.8
December 31, 2021	$9.3	$0.5	$—	$—	$9.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of December 31, 2023. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report included under “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Officers: Qualifications and Experience
Information with respect to our executive officers is presented in the “Information About Our Executive Officers” section of “Part I, Item 1. Business” of this Annual Report on Form 10-K and is hereby incorporated into this Item 10 by reference.
Directors: Qualifications and Experience
We are incorporating by reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director: Qualifications and Experience” and “Our Corporate Governance” in the Proxy Statement.
Code of Ethics
We have adopted a code of business conduct and ethics policy, which applies to all employees, officers and directors of Rogers Corporation. The Rogers Corporation Code of Business Ethics is posted on our website at http://www.rogerscorp.com under “About Us - Corporate Responsibility.” We intend to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the Code of Business Ethics for our principal executive officer, principal financial officer or principal accounting officer (or others performing similar functions) by posting such information on our website. Our website is not incorporated into or a part of this Form 10-K.
Item 11. Executive Compensation
We are incorporating by reference the information with respect to Executive Compensation set forth under the captions “Compensation & Organization Committee Report”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation” and “CEO Pay Ratio” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2023:

	(a)	(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a)
Equity Compensation Plans Approved by Security Holders
Rogers Corporation 2019 Long-Term Equity Compensation Plan	256,155(1)	842,046
Rogers Corporation Employee Stock Purchase Plan	—	59,611
Total	256,155	901,657
(1) Consists of 248,055 shares for restricted stock units and 8,100 shares for deferred stock units.
We are incorporating by reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We are incorporating by reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Party Transactions” and “Corporate Governance - Director Independence” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
We are incorporating by reference the information with respect to accountant fees and services set forth under the caption “Independent Auditing Firm Fees” in the Proxy Statement.
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
3.1    Restated Articles of Organization of Rogers Corporation, filed herewith.
3.2    Amended and Restated Bylaws of Rogers Corporation, effective August 9, 2023, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2023.
4.1    Description of Capital Stock, filed herewith.
10.1    Form of Indemnification Agreement between the Rogers Corporation and each of its executive officers, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K on December 14, 2004.**
10.2    Form of Indemnification Agreement between the Rogers Corporation and each of its directors, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004.**
10.3    Rogers Corporation 2019 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2019.**
10.4    Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.10 to the 2019 Form 10-K.**
10.5    Form of Time-Based Restricted Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.11 to the 2019 Form 10-K.**
10.6    Rogers Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2014.**
10.7    Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.**
10.8    Form of Participation Agreement for the Company’s U.S.-based named executive officers under the Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.**
10.9    Form of Director Deferred Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.20 to the 2019 Form 10-K. **
10.10    Annual Incentive Compensation Plan, incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on March 24, 2014.**
10.11    Letter Agreement between the Company and Ramakumar Mayampurath, dated May 1, 2021, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2021.**
10.12    Form of 2019 Long-Term Equity Compensation Plan Time-Based Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on February 22, 2022.

10.13    Settlement Agreement between the Company and Starboard Value LP, dated February 26, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2023.
10.14    Fifth Amended and Restated Credit Agreement, filed on March 29, 2023.
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
97.1     Rogers Corporation Compensation Recovery Policy, filed herewith.
101    The following materials from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2023, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, 2022 and 2021; (vi) Notes to Consolidated Financial Statements and (vii) Cover Page.
104    The cover page from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL and contained in Exhibit 101.
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

ROGERS CORPORATION (Registrant)
/s/ R. Colin Gouveia
R. Colin Gouveia
President and Chief Executive Officer Principal Executive Officer

February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2024, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ R. Colin Gouveia	/s/ Jeffrey J. Owens
R. Colin Gouveia President and Chief Executive Officer Director Principal Executive Officer	Jeffrey J. Owens Director

/s/ Ramakumar Mayampurath	/s/ Megan Faust
Ramakumar Mayampurath Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer	Megan Faust Director

/s/ Mark D. Weaver	/s/ Larry Berger
Mark D. Weaver Chief Accounting Officer and Corporate Controller Principal Accounting Officer	Larry Berger Director

/s/ Peter C. Wallace	/s/ Anne K. Roby
Peter C. Wallace Director	Anne K. Roby Director

/s/ Donna M. Costello	/s/ Armand F. Lauzon, Jr.
Donna M. Costello Director	Armand F. Lauzon, Jr. Director

/s/ Keith L. Barnes
Keith L. Barnes Director