Form 10-Q
period 2024-03-31
ROGERS CORP
filed 2024-04-26
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of April 22, 2024 was 18,656,607.

ROGERS CORPORATION
FORM 10-Q

March 31, 2024
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

ROGERS CORPORATION
Defined Terms(1)

Term	Definition
4th Amended Credit Agreement	4th Amended and Restated Credit Agreement, dated as of October 16, 2020, among Rogers Corporation, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Citibank, N.A., Citizens Bank, N.A., PNC Bank, National Association, Wells Fargo Bank, as Co-Syndication Agents
5th Amended Credit Agreement	5th Amended and Restated Credit Agreement, dated as of March 24, 2023, among Rogers Corporation, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents
ADAS	Advanced driver assistance systems
AES	Advanced Electronics Solutions
APAC	Asia - Pacific
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
EMEA	Europe, the Middle East and Africa
EMS	Elastomeric Material Solutions
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
EV	Electric vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HEV	Hybrid electric vehicles
LIBOR	London Interbank Offered Rate
NYFRB	Federal Reserve Bank of New York
OECD	Organization for Economic Co-operation and Development
R&D	Research and development
RIC	Rogers Inoac Corporation
RIS	Rogers Inoac Suzhou Corporation
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
TIBOR	Tokyo Interbank Offered Rate
Union Plan	Rogers Corporation Employees’ Pension Plan
U.S.	United States of America
(1)Certain terms used within this Form 10-Q are defined in the table above.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net sales	$213.4	$243.8
Cost of sales	145.2	164.1
Gross margin	68.2	79.7

Selling, general and administrative expenses	47.5	60.1
Research and development expenses	8.9	9.6
Restructuring and impairment charges	0.1	10.5
Other operating (income) expense, net	—	(0.2)
Operating income (loss)	11.7	(0.3)

Equity income in unconsolidated joint ventures	0.3	0.1
Other income (expense), net	0.4	0.1
Interest expense, net	(0.8)	(3.5)
Income (loss) before income taxes	11.6	(3.6)
Income tax expense (benefit)	3.8	(0.1)
Net income (loss)	$7.8	$(3.5)

Basic earnings (loss) per share	$0.42	$(0.19)
Diluted earnings (loss) per share	$0.42	$(0.19)

Shares used in computing:
Basic earnings (loss) per share	18.6	18.6
Diluted earnings (loss) per share	18.7	18.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income (loss)	$7.8	$(3.5)

Foreign currency translation adjustment	(9.2)	9.7
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 2)	0.1	—
Other comprehensive income (loss)	(9.1)	9.7
Comprehensive income (loss)	$(1.3)	$6.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in millions, except par value)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$116.9	$131.7
Accounts receivable, less allowance for credit losses of $1.0 and $1.1	159.2	161.9
Contract assets	40.3	45.2
Inventories, net	150.9	153.5
Asbestos-related insurance receivables, current portion	4.3	4.3
Other current assets	29.8	30.3
Total current assets	501.4	526.9
Property, plant and equipment, net of accumulated depreciation of $386.2 and $385.7	363.4	366.3
Operating lease right-of-use assets	18.6	18.9
Goodwill	357.2	359.8
Other intangible assets, net of amortization	120.3	123.9
Asbestos-related insurance receivables, non-current portion	52.2	52.2
Investments in unconsolidated joint ventures	10.9	11.1
Deferred income taxes	55.7	49.7
Other long-term assets	8.3	8.4
Total assets	$1,488.0	$1,517.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$51.7	$50.3
Accrued employee benefits and compensation	29.5	31.1
Accrued income taxes payable	7.3	2.0
Operating lease obligations, current portion	3.8	3.5
Asbestos-related liabilities, current portion	5.5	5.5
Other accrued liabilities	19.2	24.0
Total current liabilities	117.0	116.4
Borrowings under revolving credit facility	—	30.0
Operating lease obligations, non-current portion	15.1	15.4
Asbestos-related liabilities, non-current portion	56.0	56.0
Non-current income tax	7.2	7.2
Deferred income taxes	22.7	22.9
Other long-term liabilities	10.2	10.3
Commitments and contingencies (Note 6 and Note 10)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 18.7 and 18.6 shares issued and outstanding	18.7	18.6
Additional paid-in capital	153.8	151.8
Retained earnings	1,162.8	1,155.0
Accumulated other comprehensive loss	(75.5)	(66.4)
Total shareholders' equity	1,259.8	1,259.0
Total liabilities and shareholders' equity	$1,488.0	$1,517.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in millions)

	Three Months Ended
	March 31, 2024	March 31, 2023
Capital Stock
Balance, beginning of period	$18.6	$18.6
Shares issued for vested restricted stock units, net of shares withheld for taxes	0.1	—
Shares repurchased	—	—
Balance, end of period	18.7	18.6
Additional Paid-In Capital
Balance, beginning of period	151.8	140.7
Shares issued for vested restricted stock units, net of shares withheld for taxes	(1.2)	(2.5)
Equity compensation expense	3.5	2.1
Shares repurchased	(0.3)	—
Balance, end of period	153.8	140.3
Retained Earnings
Balance, beginning of period	1,155.0	1,098.4
Net income (loss)	7.8	(3.5)
Balance, end of period	1,162.8	1,094.9
Accumulated Other Comprehensive Loss
Balance, beginning of period	(66.4)	(85.2)
Other comprehensive income (loss)	(9.1)	9.7
Balance, end of period	(75.5)	(75.5)
Total Shareholders’ Equity	$1,259.8	$1,178.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating Activities:
Net income (loss)	$7.8	$(3.5)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	11.3	14.6
Equity compensation expense	3.5	2.1
Deferred income taxes	(5.9)	(7.4)
Equity in undistributed income of unconsolidated joint ventures	(0.3)	(0.1)
Dividends received from unconsolidated joint ventures	1.2	1.5
Other non-cash charges, net	0.1	0.1
Changes in assets and liabilities:
Accounts receivable	(2.8)	2.6
Proceeds from insurance related to operations	4.1	0.5
Contract assets	4.1	(7.9)
Inventories, net	1.3	3.9
Other current assets	0.4	5.4
Accounts payable and other accrued expenses	2.0	(8.8)
Other, net	1.3	(1.2)
Net cash provided by operating activities	28.1	1.8

Investing Activities:
Capital expenditures	(9.4)	(16.4)
Disposition of business	—	1.0
Net cash used in investing activities	(9.4)	(15.4)

Financing Activities:
Repayment of debt principal and finance lease obligations	(30.1)	(25.1)
Line of credit issuance costs	—	(1.8)
Payments of taxes related to net share settlement of equity awards	(1.1)	(2.5)
Share repurchases	(0.3)	—
Net cash used in financing activities	(31.5)	(29.4)

Effect of exchange rate fluctuations on cash	(2.0)	0.8

Net decrease in cash and cash equivalents	(14.8)	(42.2)
Cash and cash equivalents at beginning of period	131.7	235.9
Cash and cash equivalents at end of period	$116.9	$193.7

Supplemental Disclosures:
Accrued capital additions	$5.4	$2.1
Cash paid during the year for:
Interest, net of amounts capitalized	$0.5	$3.5
Income taxes, net of refunds	$3.1	$4.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
As used herein, the terms “Company,” “Rogers,” “we,” “us,” “our” and similar terms mean Rogers Corporation and its consolidated subsidiaries, unless the context indicates otherwise.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for their fair presentation in accordance with GAAP. All significant intercompany balances and transactions have been eliminated.
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2023	$(56.8)	$(9.6)	$(66.4)
Other comprehensive income (loss) before reclassifications	(9.2)	—	(9.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Net current-period other comprehensive income (loss)	(9.2)	0.1	(9.1)
Balance as of March 31, 2024	$(66.0)	$(9.5)	$(75.5)

Balance as of December 31, 2022	$(75.6)	$(9.6)	$(85.2)
Other comprehensive income (loss) before reclassifications	9.7	—	9.7
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income (loss)	9.7	—	9.7
Balance as of March 31, 2023	$(65.9)	$(9.6)	$(75.5)
(1) Net of taxes of $1.8 million for both March 31, 2024 and December 31, 2023. Net of taxes of $1.9 million for both March 31, 2023 and December 31, 2022.
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
As of March 31, 2024, we did not have any derivative contracts that qualified for hedge accounting treatment.

Foreign Currency
During the three months ended March 31, 2024, we entered into U.S. dollar, euro, Korean won, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2024, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$20,700,000
EUR/USD		€14,700,000
KRW/USD	₩	5,372,800,000
JPY/EUR		¥250,000,000
Commodity
As of March 31, 2024, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2024, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
April 2024 - June 2024	69 metric tons per month
July 2024 - September 2024	69 metric tons per month
October 2024 - December 2024	69 metric tons per month
January 2025 - March 2025	69 metric tons per month
Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income were as follows:

		Three Months Ended
(Dollars in millions)	Financial Statement Line Item	March 31, 2024	March 31, 2023
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(0.1)	$—
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$—	$—
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

	Derivative Instruments at Fair Value as of March 31, 2024
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
Note 4 – Inventories
The “Inventories, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Raw materials	$76.5	$71.5
Work-in-process	41.6	45.6
Finished goods	32.8	36.4
Total inventories	$150.9	$153.5
Note 5 - Balance Sheet Items
Restricted Cash
Our restricted cash balance, which is subject to contractual restrictions and not readily available, is recorded in the “Cash and cash equivalents” line item in the condensed consolidated statements of financial position, and serves as collateral for letters of credit related to our environmental and workers’ compensation liabilities. Our restricted cash balance as of March 31, 2024 and December 31 2023 was as follows:

(Dollars in millions)	March 31, 2024	December 31, 2023
Restricted Cash	$2.2	$2.2
Accounts Receivable
The “Accounts receivable, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Accounts Receivable - Trade	$146.6	$143.2
Accounts Receivable - Other	12.6	18.7
Total	$159.2	$161.9
Accounts Payable
The “Accounts payable” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Accounts Payable - Trade	$47.6	$46.3
Accounts Payable - Other	4.1	4.0
Total	$51.7	$50.3

Note 6 - Leases
Finance Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three-month periods ended March 31, 2024 and 2023. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three-month periods ended March 31, 2024 and 2023.
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities as well as vehicles. Our expenses and payments for operating leases were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Operating leases expense	$1.3	$1.0
Short-term leases expense	$0.2	$0.1
Payments on operating lease obligations	$1.0	$0.8
Lease Balances in Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in millions)	Financial Statement Line Item	March 31, 2024	December 31, 2023
Finance lease right-of-use assets	Property, plant and equipment, net	$1.4	$1.5
Operating lease right-of-use assets	Operating lease right-of-use assets	$18.6	$18.9

Finance lease obligations, current portion	Other accrued liabilities	$0.4	$0.4
Finance lease obligations, non-current portion	Other long-term liabilities	$1.0	$1.1
Total finance lease obligations		$1.4	$1.5

Operating lease obligations, current portion	Operating lease obligations, current portion	$3.8	$3.5
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$15.1	$15.4
Total operating lease obligations		$18.9	$18.9
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of March 31, 2024:

	Finance			Operating
(Dollars in millions)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2024	$0.3	$—	$0.3	$3.9	$(0.1)	$3.8
2025	1.5	(1.1)	0.4	5.2	(1.1)	4.1
2026	1.6	(1.2)	0.4	4.5	(1.2)	3.3
2027	1.4	(1.2)	0.2	3.7	(1.1)	2.6
2028	1.3	(1.2)	0.1	2.6	(0.8)	1.8
Thereafter	5.1	(5.0)	0.1	11.9	(4.8)	7.1
Total lease payments	11.2	(9.7)	1.5	31.8	(9.1)	22.7
Less: Interest	(1.8)	1.7	(0.1)	(6.1)	2.3	(3.8)
Present Value of Net Future Minimum Lease Payments	$9.4	$(8.0)	$1.4	$25.7	$(6.8)	$18.9

The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	March 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term
Finance leases	3.9 years	4.0 years
Operating leases	6.7 years	7.0 years
Weighted Average Discount Rate
Finance leases	4.22%	4.14%
Operating leases	5.37%	5.35%
Note 7 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2023	$117.7	$239.9	$2.2	$359.8
Foreign currency translation adjustment	(1.5)	(1.1)	—	$(2.6)
March 31, 2024	$116.2	$238.8	$2.2	$357.2
Other Intangible Assets
The carrying amount of other intangible assets were as follows:

	March 31, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$177.0	$91.4	$85.6	$177.9	$90.0	$87.9
Technology	76.8	58.6	18.2	77.4	58.1	19.3
Trademarks and trade names	19.3	7.4	11.9	19.4	7.4	12.0
Covenants not to compete	1.3	1.0	0.3	1.3	0.9	0.4
Total definite-lived other intangible assets	274.4	158.4	116.0	276.0	156.4	119.6
Indefinite-lived other intangible asset	4.3	—	4.3	4.3	—	4.3
Total other intangible assets	$278.7	$158.4	$120.3	$280.3	$156.4	$123.9
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $3.1 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively. The estimated future amortization expense is $9.3 million, $10.8 million, $10.4 million, $10.0 million, and $7.8 million in 2024, 2025, 2026, 2027 and 2028, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of March 31, 2024, by definite-lived other intangible asset class, is presented in the table below:

Weighted Average Remaining Amortization Period
Customer relationships	7.3 years
Technology	3.2 years
Trademarks and trade names	9.8 years
Covenants not to compete	0.4 years
Total definite-lived other intangible assets	6.9 years

Note 8 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of March 31, 2024, we had one qualified noncontributory defined benefit pension plan, the Union Plan, which was frozen and ceased accruing benefits in 2013. Additionally, we sponsor other postretirement benefit plans, including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
Components of Net Periodic Benefit Cost (Credit)
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in millions)	2024	2023
Interest cost	0.2	0.3
Expected return of plan assets	(0.3)	(0.4)
Amortization of net loss (gain)	0.1	0.1
Net periodic benefit cost (credit)	$—	$—
Employer Contributions
There were no required or voluntary contributions made to the Union Plan for each of the three months ended March 31, 2024 and 2023. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2024.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three months ended March 31, 2024 and 2023, using cash from operations.
Note 9 – Debt
On March 24, 2023, we entered into a Fifth Amended Credit Agreement with each of the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A. as Co-Syndication Agents. The Fifth Amended Credit Agreement amends and restates the Fourth Amended Credit Agreement, and provides for (1) a revolving credit facility with up to $450.0 million of revolving loans, with sub-limits for multicurrency borrowings, letters of credit and swing-line notes, and (2) a $225.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fifth Amended Credit Agreement). The Fifth Amended Credit Agreement extends the maturity, the date on which all amounts borrowed or outstanding under the Fifth Amended Credit Agreement are due, from March 31, 2024 to March 24, 2028.
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50 basis points, and (3) one-month Term SOFR plus 110 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted EURIBOR, or the Adjusted TIBOR (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of March 31, 2024, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of March 31, 2024.
There were no borrowings under the Fifth Amended Credit Agreement during the three months ended March 31, 2024 or the three months ended March 31, 2023. We are not required to make any quarterly principal payments under the Fifth Amended Credit Agreement. We made a $30.0 million discretionary principal payment during the three months ended March 31, 2024, and we made a $25.0 million discretionary principal payment during the three months ended March 31, 2023.
We had no outstanding borrowings under our revolving credit facility as of March 31, 2024, and $30.0 million as of December 31, 2023. We had $2.0 million and $2.1 million of outstanding line of credit issuance costs as of March 31, 2024 and December 31, 2023, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
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
The following table summarizes the change in number of asbestos claims outstanding for the three months ended March 31, 2024:

Asbestos Claims
Claims outstanding as of January 1, 2024	506
New claims filed	35
Pending claims concluded(1)	(36)
Claims outstanding as of March 31, 2024	505
(1) For the three months ended March 31, 2024, 32 claims were dismissed and 4 claims were settled. Settlements totaled approximately $1.5 million for the three months ended March 31, 2024.
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

To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us that it intends to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three month periods ended March 31, 2024 and 2023, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in millions)	March 31, 2024	December 31, 2023
Asbestos-related liabilities	$61.5	$61.5
Asbestos-related insurance receivables	$56.5	$56.5
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred $2.0 million of aggregate remediation costs through March 31, 2024, and the accrual for future remediation efforts is $0.7 million.
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
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in millions, except per share amounts)	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net income (loss)	$7.8	$(3.5)
Denominator:
Weighted-average shares outstanding - basic	18.6	18.6
Effect of dilutive shares	0.1	—
Weighted-average shares outstanding - diluted	18.7	18.6
Basic earnings (loss) per share	$0.42	$(0.19)
Diluted earnings (loss) per share	$0.42	$(0.19)
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended March 31, 2024 and 2023, an immaterial number of shares were excluded.
Note 12 – Capital Stock and Equity Compensation
Share Repurchases
In 2015, we initiated a share repurchase program (the “Program”) of up to $100.0 million of the Company’s capital stock to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date and may be suspended or discontinued at any time without notice. For the three months ended March 31, 2024, we purchased 1,500 shares for a total value of $0.2 million using cash from operations and cash on hand. As of March 31, 2024, $23.8 million remained available to purchase under the Program. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
March 1, 2024 to March 31, 2024	1,500	$109.92	1,500	$23.8
Equity Compensation
Performance-Based Restricted Stock Units
As of March 31, 2024, we had outstanding performance-based restricted stock units with a market condition from 2024 and 2023. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The performance-based restricted stock units with a market condition have one measurement criterion: the three-year total shareholder return (“TSR”) on our capital stock as compared to that of a specified group of peer companies. The fair value of this measurement criterion was determined on the grant date using a Monte Carlo simulation valuation model. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. We account for forfeitures as they occur.

The following table sets forth the assumptions used in the Monte Carlo calculation for each material award granted in 2024 and 2023:

	February 19, 2024	February 13, 2024	February 9, 2023
Expected volatility	46.3%	46.2%	53.2%
Expected term (in years)	2.9	2.9	2.9
Risk-free interest rate	4.35%	4.35%	4.08%
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
As of March 31, 2024, we had outstanding performance-based restricted stock units with a performance condition from 2024. These awards generally cliff vest at the end of a two-year performance period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The performance-based restricted stock units with a performance condition have one measurement criterion: 2025 net revenue. The fair value of these awards was determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to-date being increased or decreased based on the changes in the forecasted payout percentage as of the end of each reporting period. We account for forfeitures as they occur.
A summary of activity of the outstanding performance-based restricted stock units for the three months ended March 31, 2024 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2023	73,528
Awards granted	79,700
Stock issued	—
Awards cancelled	(26,737)
Awards outstanding as of March 31, 2024	126,491
We recognized $1.3 million and $0.1 million of compensation expense for performance-based restricted stock units for the three months ended March 31, 2024 and 2023, respectively.
Time-Based Restricted Stock Units
As of March 31, 2024, we had time-based restricted stock unit awards from 2024, 2023, 2022 and 2021 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the three months ended March 31, 2024 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2023	100,999
Awards granted	67,480
Stock issued	(34,261)
Awards cancelled	(3,688)
Awards outstanding as of March 31, 2024	130,530
We recognized $1.9 million and $2.1 million of compensation expense for time-based restricted stock units for the three months ended March 31, 2024 and 2023, respectively.
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
A summary of activity of the outstanding deferred stock units for the three months ended March 31, 2024 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2023	8,100
Awards granted	450
Stock issued	(950)
Awards outstanding as of March 31, 2024	7,600
We recognized an immaterial amount of compensation expense and no compensation expense for deferred stock units for the three months ended March 31, 2024 and 2023, respectively.
Employee Stock Purchase Plan
We have an ESPP that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six-month offering periods each year, the first beginning in mid-December and ending in mid-June and the second beginning in mid-June and ending in mid-December. The ESPP contains a look-back feature that allows the employee to acquire shares of our capital stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized $0.2 million of compensation expense associated with the ESPP for the three months ended March 31, 2024.
Note 13 – Operating Segment Information
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
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2024
Net sales - recognized over time	$46.4	$1.8	$5.4	$53.6
Net sales - recognized at a point in time	75.7	83.9	0.2	159.8
Total net sales	$122.1	$85.7	$5.6	$213.4
Operating income	$4.4	$5.3	$2.0	$11.7

Three Months Ended March 31, 2023
Net sales - recognized over time	$62.4	$9.0	$3.9	$75.3
Net sales - recognized at a point in time	73.5	93.2	1.8	168.5
Total net sales	$135.9	$102.2	$5.7	$243.8
Operating income	$(5.5)	$3.2	$2.0	$(0.3)
Net sales by operating segment and by geographic area were as follows:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2024
United States	$20.4	$33.1	$1.0	$54.5
Other Americas	0.6	3.9	0.1	4.6
Total Americas	21.0	37.0	1.1	59.1
China	34.3	20.4	1.6	56.3
Other APAC	23.7	6.6	1.1	31.4
Total APAC	58.0	27.0	2.7	87.7
Germany	21.9	7.9	0.2	30.0
Other EMEA	21.2	13.8	1.6	36.6
Total EMEA	43.1	21.7	1.8	66.6
Total net sales	$122.1	$85.7	$5.6	$213.4
Three Months Ended March 31, 2023
United States	$21.5	$41.9	$1.1	$64.5
Other Americas	2.4	9.2	0.1	11.7
Total Americas	23.9	51.1	1.2	76.2
China	38.4	20.2	2.4	61.0
Other APAC	24.9	7.0	0.5	32.4
Total APAC	63.3	27.2	2.9	93.4
Germany	24.0	8.0	0.1	32.1
Other EMEA	24.7	15.9	1.5	42.1
Total EMEA	48.7	23.9	1.6	74.2
Total net sales	$135.9	$102.2	$5.7	$243.8

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
Contract assets by operating segment were as follows:

(Dollars in millions)	March 31, 2024	December 31, 2023
Advanced Electronics Solutions	$35.6	$41.4
Elastomeric Material Solutions	0.7	0.4
Other	4.0	3.4
Total contract assets	$40.3	$45.2
We did not have any contract liabilities as of March 31, 2024 or December 31, 2023. No impairment losses were recognized for each of the three month periods ended March 31, 2024 and 2023, respectively, on any receivables or contract assets arising from our contracts with customers.
Note 14 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Restructuring charges
Global workforce reduction	$—	$7.0
Facility consolidations	0.1	3.5
Total restructuring charges	$0.1	$10.5
Total restructuring and impairment charges	$0.1	$10.5
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
Restructuring Charges - Facility Consolidations
In late 2022 and early 2023, we announced our intention to exit certain facilities in the U.S. and Asia. The plan significantly reduced our manufacturing costs and operating expenses. We have incurred $8.2 million in pre-tax restructuring charges to-date related to these facility consolidations, most of which were in the form of accelerated depreciation.
As part of our facility consolidations plan, in February 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business in our EMS operating segment for a purchase price of $1.8 million. The first phase of the deal, which pertained to the net assets other than the land and building, was completed in late March 2023, while the second phase, which pertained to the sale of the land and building, was completed in early September 2023. Of the $1.8 million purchase price, $1.0 million and $0.8 million were allocated to the first and second phases of the deal, respectively. The first phase of the deal included $3.7 million in assets and $3.1 million in liabilities. The assets were primarily comprised of accounts receivable, contract assets and inventories, while the liabilities were primarily comprised of accounts payable and other accrued liabilities, along with the previously recognized accrual against the net assets of the business based on the estimated fair value of the business in December 2022. We incurred $1.2 million of selling costs in 2023, which were recorded in “Selling, general and administrative expenses” in our condensed consolidated statements of operations.

As of March 31, 2024 we recognized $13.1 million of assets held for sale within the “Other current assets” financial statement line item of our condensed consolidated statements of financial position, representing the land and building at our Price Road facility in Chandler, Arizona. We still expect the sale of this facility to be completed in the second quarter of 2024. In September 2023, we entered into an agreement to sell one of our Suzhou, China facilities, which had a carrying value of $3.0 million, for $6.8 million resulting in a pre-tax gain of $1.9 million, inclusive of selling and disposal costs. The sale was completed in December 2023. The net impact of this transaction was recorded in the “Other operating (income) expense, net” line item in the condensed consolidated statements of operations.
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Advanced Electronics Solutions
Allocated restructuring charges	$0.1	$5.4
Elastomeric Material Solutions
Allocated restructuring charges	—	5.1
Total restructuring and impairment charges	$0.1	$10.5
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
UTIS fire
Professional services	$—	$0.3
Insurance recoveries	—	(0.5)
Total UTIS fire	—	(0.2)
Total other operating (income) expense, net	$—	$(0.2)
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

Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Interest on revolving credit facility	$(0.5)	$(3.4)
Line of credit fees	(0.3)	(0.3)
Debt issuance amortization costs	(0.1)	(0.3)
Interest income	0.1	0.5
Total interest expense, net	$(0.8)	$(3.5)
Note 15 – Income Taxes
The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

Our effective tax rate was 32.8% in the first quarter of 2024. During the first quarter of 2024, our effective tax rate was unfavorably impacted primarily by the write-off of deferred tax assets related to stock compensation.
During the first quarter of 2023, our effective tax rate was 3.5%. During the first quarter of 2023, our effective tax rate was unfavorably impacted primarily by an increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized.
The OECD Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax of 15%. Based on current enacted legislation effective in 2024 and our structure, we do not expect a material impact in 2024. We are monitoring developments and evaluating the impacts these new rules will have on our future effective income tax rate, tax payments, financial condition, and results of operations.
Note 16 - Recent Accounting Standards
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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report, including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report) and our other reports filed with the SEC, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q along with our audited consolidated financial statements and the related notes thereto in our Annual Report.
Company Overview and Strategy
We design, develop, manufacture and sell high-performance and high-reliability engineered materials and components to meet our customers’ demanding challenges. We operate two strategic operating segments: AES and EMS. Our remaining operations, which represent non-core businesses, are reported in our Other operating segment. We are headquartered in Chandler, Arizona.
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
If we are able to successfully execute on our strategy, we see an opportunity, over the next several years, to return to historical levels of profitability and meaningfully improve revenues from 2023 levels, led by organic growth and complemented by targeted acquisitions. This outlook is supported by our participation in a number of growth markets and by our strong competitive positions in these markets. The fastest growing market opportunity is expected to be EV/HEV where third-party analysis projects that the market will increase at a compound annual growth rate of between 15% and 20% over the next several years. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. Across these areas we have secured a number of design wins and have a strong opportunity pipeline, which provides confidence in our growth outlook. Other markets with a good growth trajectory include ADAS, aerospace and defense, portable electronics and renewable energy. Each of these markets is expected to contribute to our growth.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the first quarter of 2024 as compared to the first quarter of 2023, our net sales decreased approximately 12.5% to $213.4 million, our gross margin decreased approximately 70 basis points to 32.0% from 32.7%, and we had an operating income of 5.5% compared to an operating loss of 0.1%, an increase of approximately 560 basis points.
•We made $30.0 million of discretionary principal payments on our revolving credit facility in the first quarter of 2024.
Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net sales	100.0%	100.0%
Gross margin	32.0%	32.7%

Selling, general and administrative expenses	22.3%	24.6%
Research and development expenses	4.2%	3.9%
Restructuring and impairment charges	—%	4.3%
Other operating (income) expense, net	—%	—%
Operating income (loss)	5.5%	(0.1)%

Equity income in unconsolidated joint ventures	0.1%	—%
Other income (expense), net	0.2%	—%
Interest expense, net	(0.4)%	(1.4)%
Income (loss) before income taxes	5.4%	(1.5)%
Income tax expense (benefit)	1.8%	(0.1)%
Net income (loss)	3.7%	(1.4)%

Net Sales and Gross Margin
	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Net sales	$213.4	$243.8
Gross margin	$68.2	$79.7
Percentage of net sales	32.0%	32.7%
Net sales decreased by 12.5% in the first quarter of 2024 compared to the first quarter of 2023. Our AES and EMS operating segments had net sales decreases of 10.2% and 16.1%, respectively. The decrease in net sales was primarily due to lower net sales in the EV/HEV, ADAS and renewable energy markets in our AES operating segment and lower net sales in the general industrial and consumer markets in our EMS operating segment. The decrease was partially offset by higher net sales in the wireless infrastructure and aerospace and defense markets in our AES operating segment and higher net sales in the EV/HEV and aerospace and defense markets in our EMS operating segment. We experienced lower EV/HEV net sales in our AES operating segment as customers continued to manage inventory levels and adjusted to softer end market demand. Foreign currency exchange rate changes year-over-year had an immaterial impact on net sales on a quarter-to-date basis.
Gross margin as a percentage of net sales decreased approximately 70 basis points to 32.0% in the first quarter of 2024 compared to 32.7% in the first quarter of 2023. Gross margin in the first quarter of 2024 declined due to unfavorable impacts from lower volume and unfavorable mix in our AES and EMS operating segments, as well as unfavorable factory utilization in our AES operating segment. This was partially offset by lower raw material costs, favorable yield performance and lower inventory reserves provisions in our AES and EMS operating segments, as well as favorable impacts in factory utilization from our factory optimization efforts in our EMS operating segment.

Selling, General and Administrative Expenses
	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Selling, general and administrative expenses	$47.5	$60.1
Percentage of net sales	22.3%	24.6%
SG&A expenses decreased 21.0% in the first quarter of 2024 from the first quarter of 2023, primarily due to a $9.9 million decrease in professional services expense, a $0.9 million decrease in total compensation and benefits and a $0.7 million decrease in recruiting, relocation and training expenses. The decrease in professional services expense was primarily attributable to the non-recurrence of the $7.6 million of non-routine shareholder advisory costs.

Research and Development Expenses
	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Research and development expenses	$8.9	$9.6
Percentage of net sales	4.2%	3.9%
R&D expenses decreased 7.3% in the first quarter of 2024 from the first quarter of 2023 due to a $0.6 million decrease in professional services expense and a $0.4 million decrease in total compensation and benefits expense, partially offset by a $0.2 million increase in trial costs for alternative raw materials.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Restructuring and impairment charges	$0.1	$10.5
Other operating (income) expense, net	$—	$(0.2)
We incurred restructuring charges and related expenses in 2023 associated with the announced reduction of our global workforce along with certain facility consolidation efforts, which were substantially completed as of December 31, 2023. The plans significantly reduced our manufacturing costs and operating expenses. We recognized restructuring charges and related expenses pertaining to these restructuring projects of $10.5 million for the three months ended March 31, 2023. For additional information, refer to “Note 14 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
With respect to other operating (income) expense, net, we recognized no income and income of $0.2 million in the first quarter of 2024 and 2023, respectively. The impact in the first quarter of 2023 primarily consisted of insurance recoveries, partially offset by professional service costs, from the fire at our UTIS manufacturing facility in Ansan, South Korea. For additional information, refer to “Note 14 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Equity income in unconsolidated joint ventures	$0.3	$0.1

As of March 31, 2024, we had two unconsolidated joint ventures, each 50% owned: RIC and RIS. Equity income in those unconsolidated joint ventures increased $0.2 million in the first quarter of 2024 from the first quarter of 2023. On a quarter-to-date basis, the increase was due to higher net sales and lower SG&A costs for RIC. The higher net sales for RIC was primarily driven by the portable electronics market in Asia.

Other Income (Expense), Net
	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Other income (expense), net	$0.4	$0.1
Other income (expense), net increased to income of $0.4 million in the first quarter of 2024 from income of $0.1 million in the first quarter of 2023. The increase was due to favorable year-over-year change in impacts from our foreign currency transactions, partially offset by unfavorable year-over-year change in impacts from our foreign currency derivatives.

Interest Expense, Net
	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Interest expense, net	$(0.8)	$(3.5)
Interest expense, net, decreased by $2.7 million in the first quarter of 2024 from the first quarter of 2023. The decrease on a year-over-year quarter-to-date basis was primarily due to a lower weighted-average outstanding borrowings under our revolving credit facility.

Income Taxes
	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Income tax expense (benefit)	$3.8	$(0.1)
Effective tax rate	32.8%	3.5%
The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
Our effective tax rate was 32.8% in the first quarter of 2024. During the first quarter of 2024, our effective tax rate was unfavorably impacted primarily by the write-off of deferred tax assets related to stock compensation.
During the first quarter of 2023, our effective tax rate was 3.5%. During the first quarter of 2023, our effective tax rate was unfavorably impacted primarily by an increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Net sales	$122.1	$135.9
Operating income (loss)	$4.4	$(5.5)
AES net sales decreased by 10.2% in the first quarter of 2024 compared to the first quarter of 2023. The decrease in net sales over the first quarter of 2023 was primarily driven by lower net sales in the EV/HEV, ADAS and renewable energy markets, partially offset by higher net sales in the wireless infrastructure and aerospace and defense markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to softer end market demand. Foreign currency exchange rate changes year-over-year had an immaterial impact on net sales on a quarter-to-date basis.
We recognized operating income of $4.4 million in the first quarter of 2024 compared to an operating loss of $5.5 million in the first quarter of 2023. The increase in operating income was due to lower raw material costs, favorable yield performance and lower inventory reserves provisions, partially offset by the unfavorable impacts from lower volume and unfavorable mix, as well as unfavorable factory utilization. As a percentage of net sales, the operating income in the first quarter of 2024 was 3.6% compared to an operating loss of 4.1% reported in the first quarter of 2023.

Elastomeric Material Solutions

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Net sales	$85.7	$102.2
Operating income (loss)	$5.3	$3.2
EMS net sales decreased by 16.1% in the first quarter of 2024 compared to the first quarter of 2023. The decrease in net sales over the first quarter of 2023 was primarily driven by lower net sales in the general industrial and consumer markets, partially offset by higher net sales in the EV/HEV and aerospace and defense markets. Foreign currency exchange rate changes year-over-year had an immaterial impact on net sales on a quarter-to-date basis.
We recognized operating income of $5.3 million in the first quarter of 2024 compared to operating income of $3.2 million in the first quarter of 2023. The increase in operating income was due to lower raw material costs, favorable yield performance and lower inventory reserves provisions, as well as favorable impacts in factory utilization from our factory optimization efforts, partially offset by the unfavorable impacts from lower volume and unfavorable mix. As a percentage of net sales, operating income in the first quarter of 2024 was 6.2% compared to an operating income of 3.1% reported in the first quarter of 2023.
Other

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Net sales	$5.6	$5.7
Operating income (loss)	$2.0	$2.0
Net sales in this segment decreased by 1.8% in the first quarter of 2024 from the first quarter of 2023. Operating income was flat in the first quarter of 2024 compared to the first quarter of 2023. Operating income was primarily driven by unfavorable factory utilization offset by higher volume. As a percentage of net sales, the operating income in the first quarter of 2024 was 35.7% compared to an operating income of 35.1% reported in the first quarter of 2023.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in millions)	March 31, 2024	December 31, 2023
United States	$52.2	$60.0
Europe	34.5	37.6
Asia	30.2	34.1
Total cash and cash equivalents	$116.9	$131.7
Approximately $64.7 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of March 31, 2024. We did not make any changes in the three months ended March 31, 2024 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in millions)	March 31, 2024	December 31, 2023
Key Financial Position Accounts:
Cash and cash equivalents	$116.9	$131.7
Accounts receivable, net	$159.2	$161.9
Inventories, net	$150.9	$153.5
Borrowings under revolving credit facility	$—	$30.0

Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2023 to March 31, 2024 were as follows:
•Cash and cash equivalents were $116.9 million as compared to $131.7 million as of December 31, 2023, a decrease of $14.8 million, or 11.2%. This decrease was primarily due to $30.0 million in discretionary principal payments on our revolving credit facility, $9.4 million in capital expenditures and $1.1 million in tax payments related to net share settlement of equity awards, partially offset by cash flows provided by operations.
•Accounts receivable, net decreased 1.7% to $159.2 million as of March 31, 2024 from $161.9 million as of December 31, 2023. The decrease from year-end was primarily due to a $4.1 million receipt of previously recognized UTIS fire insurance receivables for our business interruption claims, a $1.0 million decrease in our income taxes receivable, partially offset by increases in our receivables due to a higher days sales outstanding at the end of March 31, 2024 compared to December 31, 2023.
•Inventories, net decreased 1.7% to $150.9 million as of March 31, 2024, from $153.5 million as of December 31, 2023, primarily driven by decrease in work-in-process and finished good levels partially offset by higher raw materials.
•Borrowings under revolving credit facility were nil as of March 31, 2024 compared to $30.0 million as of December 31, 2023. This decrease was due to $30.0 million in discretionary principal payments on our revolving credit facility made in the first three months of 2024. For additional information regarding this facility and the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Three Months Ended
(Dollars in millions)	March 31, 2024	March 31, 2023
Key Cash Flow Measures:
Net cash provided by operating activities	$28.1	$1.8
Net cash used in investing activities	$(9.4)	$(15.4)
Net cash used in financing activities	$(31.5)	$(29.4)
In 2024, we expect capital spending to be in the range of approximately $60.0 million to $70.0 million. We plan to fund our capital spending in 2024 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2024.
Contingencies
During the first quarter of 2024, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 10 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the first quarter of 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2024. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.

Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of March 31, 2024. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended December 31, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II - Other Information

Item 1.    Legal Proceedings
Refer to the discussion of certain environmental, asbestos and other litigation matters in “Note 10 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) Stock Repurchases

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
March 1, 2024 to March 31, 2024	1,500	$109.92	1,500	$23.8
During the quarter ended March 31, 2024, we repurchased 1,500 shares of our capital stock for $0.2 million under a $100.0 million share repurchase program approved by our Board of Directors in 2015. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of March 31, 2024, $23.8 million remained for repurchase under the share repurchase program. All repurchases were made using cash from operations. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

List of Exhibits:

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement (Net Revenue), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2024

10.2	Offer letter between the Registrant and Larry Schmid, accepted and agreed to be effective as of January 11, 2023.

10.3	Offer letter between the Registrant and Jessica Morton, accepted and agreed to be effective as of February 13, 2023.

10.4	Offer letter between the Registrant and Michael Reed Webb, accepted and agreed to be effective as of April 7, 2023.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and March 31, 2023, (iii) Condensed Consolidated Statements of Financial Position as of March 31, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and March 31, 2023, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: April 25, 2024