Form 10-Q
period 2024-06-30
ROGERS CORP
filed 2024-07-26
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 22, 2024 was 18,599,354.

ROGERS CORPORATION
FORM 10-Q

June 30, 2024
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

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$214.2	$230.9	$427.6	$474.7
Cost of sales	141.1	151.3	286.3	315.4
Gross margin	73.1	79.6	141.3	159.3

Selling, general and administrative expenses	50.9	46.2	98.4	106.3
Research and development expenses	9.5	8.1	18.4	17.7
Restructuring and impairment charges	1.4	3.9	1.5	14.4
Other operating (income) expense, net	—	(6.5)	—	(6.7)
Operating income	11.3	27.9	23.0	27.6

Equity income in unconsolidated joint ventures	0.5	0.8	0.8	0.9
Other income (expense), net	0.3	(0.8)	0.7	(0.7)
Interest expense, net	(0.2)	(2.8)	(1.0)	(6.3)
Income before income taxes	11.9	25.1	23.5	21.5
Income tax expense	3.8	7.2	7.6	7.1
Net income	$8.1	$17.9	$15.9	$14.4

Basic earnings per share	$0.44	$0.96	$0.85	$0.77
Diluted earnings per share	$0.44	$0.96	$0.85	$0.77

Shares used in computing:
Basic earnings per share	18.6	18.6	18.6	18.6
Diluted earnings per share	18.6	18.7	18.6	18.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$8.1	$17.9	$15.9	$14.4

Foreign currency translation adjustment	(5.7)	4.3	(14.9)	14.0
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 2)	0.1	0.2	0.2	0.2
Other comprehensive income (loss)	(5.6)	4.5	(14.7)	14.2
Comprehensive income	$2.5	$22.4	$1.2	$28.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in millions, except par value)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$119.9	$131.7
Accounts receivable, less allowance for credit losses of $1.0 and $1.1	160.0	161.9
Contract assets	31.6	45.2
Inventories, net	150.8	153.5
Asbestos-related insurance receivables, current portion	4.3	4.3
Other current assets	35.5	30.3
Total current assets	502.1	526.9
Property, plant and equipment, net of accumulated depreciation of $393.2 and $385.7	365.7	366.3
Operating lease right-of-use assets	17.6	18.9
Goodwill	356.3	359.8
Other intangible assets, net of amortization	117.2	123.9
Asbestos-related insurance receivables, non-current portion	52.2	52.2
Investments in unconsolidated joint ventures	9.7	11.1
Deferred income taxes	58.1	49.7
Other long-term assets	8.2	8.4
Total assets	$1,487.1	$1,517.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$49.9	$50.3
Accrued employee benefits and compensation	30.9	31.1
Accrued income taxes payable	7.6	2.0
Operating lease obligations, current portion	3.7	3.5
Asbestos-related liabilities, current portion	5.5	5.5
Other accrued liabilities	18.9	24.0
Total current liabilities	116.5	116.4
Borrowings under revolving credit facility	—	30.0
Operating lease obligations, non-current portion	14.1	15.4
Asbestos-related liabilities, non-current portion	55.8	56.0
Non-current income tax	7.5	7.2
Deferred income taxes	22.6	22.9
Other long-term liabilities	9.8	10.3
Commitments and contingencies (Note 6 and Note 10)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 18.6 and 18.6 shares issued and outstanding	18.6	18.6
Additional paid-in capital	152.4	151.8
Retained earnings	1,170.9	1,155.0
Accumulated other comprehensive loss	(81.1)	(66.4)
Total shareholders' equity	1,260.8	1,259.0
Total liabilities and shareholders' equity	$1,487.1	$1,517.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in millions)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Capital Stock
Balance, beginning of period	$18.7	$18.6	$18.6	$18.6
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	—	0.1	—
Shares repurchased	(0.1)	—	(0.1)	—
Balance, end of period	18.6	18.6	18.6	18.6
Additional Paid-In Capital
Balance, beginning of period	153.8	140.3	151.8	140.7
Shares issued for vested restricted stock units, net of shares withheld for taxes	(0.1)	—	(1.3)	(2.5)
Shares issued for employee stock purchase plan	0.9	—	0.9	—
Equity compensation expense	5.3	4.9	8.8	7.0
Shares repurchased	(7.5)	—	(7.8)	—
Balance, end of period	152.4	145.2	152.4	145.2
Retained Earnings
Balance, beginning of period	1,162.8	1,094.9	1,155.0	1,098.4
Net income	8.1	17.9	15.9	14.4
Balance, end of period	1,170.9	1,112.8	1,170.9	1,112.8
Accumulated Other Comprehensive Loss
Balance, beginning of period	(75.5)	(75.5)	(66.4)	(85.2)
Other comprehensive income (loss)	(5.6)	4.5	(14.7)	14.2
Balance, end of period	(81.1)	(71.0)	(81.1)	(71.0)
Total Shareholders’ Equity	$1,260.8	$1,205.6	$1,260.8	$1,205.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating Activities:
Net income	$15.9	$14.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23.6	28.4
Equity compensation expense	8.8	7.0
Deferred income taxes	(8.6)	(8.9)
Equity in undistributed income of unconsolidated joint ventures	(0.8)	(0.9)
Dividends received from unconsolidated joint ventures	1.2	1.5
(Gain) loss on sale or disposal of property, plant and equipment	—	(0.5)
Other non-cash charges, net	0.1	(0.1)
Changes in assets and liabilities:
Accounts receivable	(4.3)	(11.4)
Proceeds from insurance related to operations	4.1	1.0
Contract assets	12.5	(3.4)
Inventories, net	0.9	11.6
Other current assets	(5.4)	(1.5)
Accounts payable and other accrued expenses	2.9	(17.4)
Other, net	0.1	(2.3)
Net cash provided by operating activities	51.0	17.5

Investing Activities:
Capital expenditures	(23.5)	(28.0)
Disposition of business	—	1.0
Proceeds from the sale of property, plant and equipment, net	—	0.6
Proceeds from insurance claims	—	1.8
Net cash used in investing activities	(23.5)	(24.6)

Financing Activities:
Repayment of debt principal and finance lease obligations	(30.2)	(85.2)
Line of credit issuance costs	—	(1.8)
Payments of taxes related to net share settlement of equity awards	(1.2)	(2.5)
Proceeds from issuance of shares to employee stock purchase plan	0.9	—
Share repurchases	(7.9)	—
Net cash used in financing activities	(38.4)	(89.5)

Effect of exchange rate fluctuations on cash	(0.9)	2.2

Net decrease in cash and cash equivalents	(11.8)	(94.4)
Cash and cash equivalents at beginning of period	131.7	235.9
Cash and cash equivalents at end of period	$119.9	$141.5

Supplemental Disclosures:
Accrued capital additions	$4.3	$1.2
Cash paid during the year for:
Interest, net of amounts capitalized	$0.5	$6.7
Income taxes, net of refunds	$7.2	$5.6
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
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2023	$(56.8)	$(9.6)	$(66.4)
Other comprehensive income (loss) before reclassifications	(14.9)	—	(14.9)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income (loss)	(14.9)	0.2	(14.7)
Balance as of June 30, 2024	$(71.7)	$(9.4)	$(81.1)

Balance as of December 31, 2022	$(75.6)	$(9.6)	$(85.2)
Other comprehensive income (loss) before reclassifications	14.0	—	14.0
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income (loss)	14.0	0.2	14.2
Balance as of June 30, 2023	$(61.6)	$(9.4)	$(71.0)
(1) Net of taxes of $1.7 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively. Net of taxes of $1.9 million for both June 30, 2023 and December 31, 2022.
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
As of June 30, 2024, we did not have any derivative contracts that qualified for hedge accounting treatment.

Foreign Currency
During the three months ended June 30, 2024, we entered into U.S. dollar, euro, Korean won, Hungarian forint, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2024, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$26,337,770
EUR/USD		€6,000,000
KRW/USD	₩	5,549,120,000
HUF/EUR	Ft	1,100,000,000
JPY/EUR		¥250,000,000
Commodity
As of June 30, 2024, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2024, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
July 2024 - September 2024	69 metric tons per month
October 2024 - December 2024	69 metric tons per month
January 2025 - March 2025	69 metric tons per month
April 2025 - June 2025	69 metric tons per month
Effects on Financial Statements
The impacts from our derivative instruments on the statements of operations and statements of comprehensive income were as follows:

		Three Months Ended		Six Months Ended
(Dollars in millions)	Financial Statement Line Item	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(0.3)	$0.8	$(0.4)	$0.8
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$0.4	$(0.4)	$0.4	$(0.4)
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
The fair values of derivative instruments measured at fair value on a recurring basis, categorized by contract type and level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of June 30, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$—	$—	$—
Copper derivative contracts	$—	$0.9	$—	$0.9

	Derivative Instruments at Fair Value as of December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(0.2)	$—	$(0.2)
Copper derivative contracts	$—	$0.4	$—	$0.4
(1) All balances were recorded in the “Other current assets” or “Other accrued liabilities” line items in the condensed consolidated statements of financial position.
Note 4 – Inventories
The “Inventories, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2024	December 31, 2023
Raw materials	$77.7	$71.5
Work-in-process	38.3	45.6
Finished goods	34.8	36.4
Total inventories	$150.8	$153.5
Note 5 - Balance Sheet Items
Restricted Cash
Our restricted cash balance, which is subject to contractual restrictions and not readily available, is recorded in the “Cash and cash equivalents” line item in the condensed consolidated statements of financial position, and serves as collateral for letters of credit related to our environmental and workers’ compensation liabilities. Our restricted cash balance as of June 30, 2024 and December 31, 2023 was as follows:

(Dollars in millions)	June 30, 2024	December 31, 2023
Restricted Cash	$2.2	$2.2
Accounts Receivable
The “Accounts receivable, less allowance for credit losses” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2024	December 31, 2023
Accounts Receivable - Trade	$145.8	$143.2
Accounts Receivable - Other	14.2	18.7
Total	$160.0	$161.9
Accounts Payable
The “Accounts payable” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2024	December 31, 2023
Accounts Payable - Trade	$46.7	$46.3
Accounts Payable - Other	3.2	4.0
Total	$49.9	$50.3

Note 6 - Leases
Finance Leases
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2024 and 2023. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2024 and 2023.
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities as well as vehicles. Our expenses and payments for operating leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating leases expense	$1.3	$0.8	$2.6	$1.8
Short-term leases expense	$0.1	$0.3	$0.3	$0.4
Payments on operating lease obligations	$1.4	$0.9	$2.4	$1.7
Lease Balances in Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in millions)	Financial Statement Line Item	June 30, 2024	December 31, 2023
Finance lease right-of-use assets	Property, plant and equipment, net	$1.3	$1.5
Operating lease right-of-use assets	Operating lease right-of-use assets	$17.6	$18.9

Finance lease obligations, current portion	Other accrued liabilities	$0.4	$0.4
Finance lease obligations, non-current portion	Other long-term liabilities	$1.0	$1.1
Total finance lease obligations		$1.4	$1.5

Operating lease obligations, current portion	Operating lease obligations, current portion	$3.7	$3.5
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$14.1	$15.4
Total operating lease obligations		$17.8	$18.9
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of June 30, 2024:

	Finance			Operating
(Dollars in millions)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2024	$0.2	$—	$0.2	$2.5	$(0.1)	$2.4
2025	1.5	(1.1)	0.4	5.2	(1.1)	4.1
2026	1.6	(1.2)	0.4	4.6	(1.2)	3.4
2027	1.4	(1.2)	0.2	3.7	(1.1)	2.6
2028	1.3	(1.2)	0.1	2.6	(0.8)	1.8
Thereafter	5.0	(4.9)	0.1	11.9	(4.8)	7.1
Total lease payments	11.0	(9.6)	1.4	30.5	(9.1)	21.4
Less: Interest	(1.6)	1.6	—	(5.9)	2.3	(3.6)
Present Value of Net Future Minimum Lease Payments	$9.4	$(8.0)	$1.4	$24.6	$(6.8)	$17.8

The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	June 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term
Finance leases	3.6 years	4.0 years
Operating leases	6.5 years	7.0 years
Weighted Average Discount Rate
Finance leases	4.24%	4.14%
Operating leases	5.39%	5.35%
Note 7 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2023	$117.7	$239.9	$2.2	$359.8
Foreign currency translation adjustment	(2.1)	(1.4)	—	$(3.5)
June 30, 2024	$115.6	$238.5	$2.2	$356.3
Other Intangible Assets
The carrying amount of other intangible assets were as follows:

	June 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$176.9	$93.0	$83.9	$177.9	$90.0	$87.9
Technology	76.5	59.4	17.1	77.4	58.1	19.3
Trademarks and trade names	19.3	7.5	11.8	19.4	7.4	12.0
Covenants not to compete	1.3	1.1	0.2	1.3	0.9	0.4
Total definite-lived other intangible assets	274.0	161.0	113.0	276.0	156.4	119.6
Indefinite-lived other intangible asset	4.2	—	4.2	4.3	—	4.3
Total other intangible assets	$278.2	$161.0	$117.2	$280.3	$156.4	$123.9
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $3.1 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively and $6.2 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively. The estimated future amortization expense is $6.2 million, $10.8 million, $10.4 million, $10.0 million, and $7.8 million in 2024, 2025, 2026, 2027 and 2028, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of June 30, 2024, by definite-lived other intangible asset class, is presented in the table below:

Weighted Average Remaining Amortization Period
Customer relationships	7.2 years
Technology	3.2 years
Trademarks and trade names	9.6 years
Covenants not to compete	0.3 years
Total definite-lived other intangible assets	6.8 years

Note 8 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of June 30, 2024, we had one qualified noncontributory defined benefit pension plan, the Union Plan, which was frozen and ceased accruing benefits in 2013. Additionally, we sponsor other postretirement benefit plans, including multiple fully insured or self-funded medical plans and life insurance plans for certain retirees. The measurement date for all plans is December 31st for each respective plan year.
Components of Net Periodic Benefit Cost (Credit)
The components of net periodic benefit cost (credit) were as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2024	2023	2024	2023
Interest cost	$0.3	$0.2	$0.5	$0.5
Expected return of plan assets	(0.3)	(0.3)	(0.6)	(0.7)
Amortization of net loss (gain)	0.1	0.2	0.2	0.3
Net periodic benefit cost (credit)	$0.1	$0.1	$0.1	$—
Employer Contributions
There were no required or voluntary contributions made to the Union Plan for each of the three- and six-month periods ended June 30, 2024 and 2023. Additionally, we are not required to make additional contributions to the Union Plan for the remainder of 2024.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three- and six-month periods ended June 30, 2024 and 2023, using cash from operations.
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50 basis points, and (3) one-month Term SOFR plus 110 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted EURIBOR, or the Adjusted TIBOR (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of June 30, 2024, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of June 30, 2024.
There were no borrowings under the Fifth Amended Credit Agreement during the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023. We are not required to make any quarterly principal payments under the Fifth Amended Credit Agreement. We made no payments and a $30.0 million discretionary principal payment during the three and six months ended June 30, 2024, respectively. We made $60.0 million and $85.0 million of discretionary principal payments during the three and six months ended June 30, 2023, respectively.
We had no outstanding borrowings under our revolving credit facility as of June 30, 2024, and $30.0 million as of December 31, 2023. We had $1.8 million and $2.1 million of outstanding line of credit issuance costs as of June 30, 2024 and December 31, 2023, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
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
The following table summarizes the change in number of asbestos claims outstanding for the six months ended June 30, 2024:

Asbestos Claims
Claims outstanding as of January 1, 2024	506
New claims filed	79
Pending claims concluded(1)	(63)
Claims outstanding as of June 30, 2024	522
(1) For the six months ended June 30, 2024, 51 claims were dismissed and 12 claims were settled. Settlements totaled approximately $5.0 million for the six months ended June 30, 2024.
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

To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us that it intends to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three- and six-month periods ended June 30, 2024 and 2023, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in millions)	June 30, 2024	December 31, 2023
Asbestos-related liabilities	$61.3	$61.5
Asbestos-related insurance receivables	$56.5	$56.5
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred $0.7 million of aggregate remediation costs through June 30, 2024, and the accrual for future remediation efforts is $2.0 million.
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
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income	$8.1	$17.9	$15.9	$14.4
Denominator:
Weighted-average shares outstanding - basic	18.6	18.6	18.6	18.6
Effect of dilutive shares	—	0.1	—	0.1
Weighted-average shares outstanding - diluted	18.6	18.7	18.6	18.7
Basic earnings per share	$0.44	$0.96	$0.85	$0.77
Diluted earnings per share	$0.44	$0.96	$0.85	$0.77
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended June 30, 2024 and 2023, an immaterial number of shares were excluded.
Note 12 – Capital Stock and Equity Compensation
Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. The Program has no expiration date and may be suspended or discontinued at any time without notice. For the three and six months ended June 30, 2024, we purchased 70,893 and 72,393 shares, respectively, for a total value of $7.7 million and $7.8 million, respectively, using cash from operations and cash on hand. As of June 30, 2024, $116.2 million remained available to purchase under the Program. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
March 1, 2024 to March 31, 2024	1,500	$109.92	1,500	$23.8
April 1 2024 to April 31, 2024	70,893	$108.79	70,893	$116.2
Equity Compensation
Performance-Based Restricted Stock Units
As of June 30, 2024, we had outstanding performance-based restricted stock units with a market condition from 2024 and 2023. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
As of June 30, 2024, we had outstanding performance-based restricted stock units with a performance condition from 2024. These awards generally cliff vest at the end of a two-year performance period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
A summary of activity of the outstanding performance-based restricted stock units for the six months ended June 30, 2024 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2023	73,528
Awards granted	79,700
Stock issued	—
Awards cancelled	(27,583)
Awards outstanding as of June 30, 2024	125,645
We recognized $2.0 million and $1.3 million of compensation expense for performance-based restricted stock units for the three months ended June 30, 2024 and 2023, respectively. We recognized $3.3 million and $1.2 million of compensation expense for performance-based restricted stock units for the six months ended June 30, 2024 and 2023, respectively.
Time-Based Restricted Stock Units
As of June 30, 2024, we had time-based restricted stock unit awards from 2024, 2023, 2022 and 2021 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the six months ended June 30, 2024 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2023	100,999
Awards granted	67,920
Stock issued	(36,049)
Awards cancelled	(6,196)
Awards outstanding as of June 30, 2024	126,674
We recognized $2.1 million and $2.5 million of compensation expense for time-based restricted stock units for the three months ended June 30, 2024 and 2023, respectively. We recognized $4.0 million and $4.6 million of compensation expense for time-based restricted stock units for the six months ended June 30, 2024 and 2023, respectively.
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
A summary of activity of the outstanding deferred stock units for the six months ended June 30, 2024 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2023	8,100
Awards granted	10,950
Stock issued	(7,150)
Awards outstanding as of June 30, 2024	11,900
We recognized $1.3 million of compensation expense for deferred stock units for the three and six months ended June 30, 2024, and $1.2 million of compensation expense for the three and six months ended June 30, 2023, respectively.
Employee Stock Purchase Plan
We have an ESPP that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six-month offering periods each year, the first beginning in mid-December and ending in mid-June and the second beginning in mid-June and ending in mid-December. The ESPP contains a look-back feature that allows the employee to acquire shares of our capital stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized $0.1 million and $0.3 million of expense associated with the ESPP for the three and six months ended June 30, 2024, respectively.
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
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2024
Net sales - recognized over time	$46.0	$1.5	$3.9	$51.4
Net sales - recognized at a point in time	69.5	93.2	0.1	162.8
Total net sales	$115.5	$94.7	$4.0	$214.2
Operating income	$3.0	$7.2	$1.1	$11.3

Three Months Ended June 30, 2023
Net sales - recognized over time	$57.2	$7.1	$4.0	$68.3
Net sales - recognized at a point in time	73.0	88.3	1.3	162.6
Total net sales	$130.2	$95.4	$5.3	$230.9
Operating income	$5.8	$20.2	$1.9	$27.9

Six Months Ended June 30, 2024
Net sales - recognized over time	$92.4	$3.3	$9.3	$105.0
Net sales - recognized at a point in time	145.2	177.1	0.3	322.6
Total net sales	$237.6	$180.4	$9.6	$427.6
Operating income	$7.4	$12.5	$3.1	$23.0

Six Months Ended June 30, 2023
Net sales - recognized over time	$119.6	$16.1	$7.9	$143.6
Net sales - recognized at a point in time	146.5	181.5	3.1	331.1
Total net sales	$266.1	$197.6	$11.0	$474.7
Operating income	$0.3	$23.4	$3.9	$27.6

Net sales by operating segment and by geographic area were as follows:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2024
United States	$17.8	$37.4	$1.0	$56.2
Other Americas	2.7	3.5	0.2	6.4
Total Americas	20.5	40.9	1.2	62.6
China	39.0	25.4	1.0	65.4
Other APAC	26.9	8.1	0.5	35.5
Total APAC	65.9	33.5	1.5	100.9
Germany	16.7	6.9	0.1	23.7
Other EMEA	12.4	13.4	1.2	27.0
Total EMEA	29.1	20.3	1.3	50.7
Total net sales	$115.5	$94.7	$4.0	$214.2
Three Months Ended June 30, 2023
United States	$21.4	$43.9	$1.0	$66.3
Other Americas	0.5	0.3	0.2	1.0
Total Americas	21.9	44.2	1.2	67.3
China	38.1	20.7	2.0	60.8
Other APAC	22.2	8.0	0.9	31.1
Total APAC	60.3	28.7	2.9	91.9
Germany	25.2	8.2	0.1	33.5
Other EMEA	22.8	14.3	1.1	38.2
Total EMEA	48.0	22.5	1.2	71.7
Total net sales	$130.2	$95.4	$5.3	$230.9
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Six Months Ended June 30, 2024
United States	$38.2	$70.5	$2.0	$110.7
Other Americas	3.3	7.4	0.3	11.0
Total Americas	41.5	77.9	2.3	121.7
China	73.3	45.8	2.6	121.7
Other APAC	50.6	14.7	1.6	66.9
Total APAC	123.9	60.5	4.2	188.6
Germany	38.6	14.8	0.3	53.7
Other EMEA	33.6	27.2	2.8	63.6
Total EMEA	72.2	42.0	3.1	117.3
Total net sales	$237.6	$180.4	$9.6	$427.6
Six Months Ended June 30, 2023
United States	$42.9	$85.8	$2.1	$130.8
Other Americas	2.9	9.5	0.3	12.7
Total Americas	45.8	95.3	2.4	143.5
China	76.5	40.9	4.4	121.8
Other APAC	47.1	15.0	1.4	63.5
Total APAC	123.6	55.9	5.8	185.3
Germany	49.2	16.2	0.2	65.6
Other EMEA	47.5	30.2	2.6	80.3
Total EMEA	96.7	46.4	2.8	145.9
Total net sales	$266.1	$197.6	$11.0	$474.7
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
Contract assets by operating segment were as follows:

(Dollars in millions)	June 30, 2024	December 31, 2023
Advanced Electronics Solutions	$27.1	$41.4
Elastomeric Material Solutions	0.5	0.4
Other	4.0	3.4
Total contract assets	$31.6	$45.2
We did not have any contract liabilities as of June 30, 2024 or December 31, 2023. No impairment losses were recognized for each of the three- and six-month periods ended June 30, 2024 and 2023, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 14 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Restructuring charges
Global workforce reduction	$—	$1.1	$—	$8.1
Facility consolidations	0.1	2.8	0.2	6.3
Manufacturing footprint consolidation	0.4	—	0.4	—
R&D facility exit	0.9	—	0.9	—
Total restructuring charges	$1.4	$3.9	$1.5	$14.4
Total restructuring and impairment charges	$1.4	$3.9	$1.5	$14.4
Restructuring Charges - Global Workforce Reduction
On February 16, 2023, we announced a plan to reduce our global workforce that was substantially completed in the first half of 2023, and concluded in the fourth quarter of 2023. The plan significantly reduced our manufacturing costs and operating expenses. We incurred $8.8 million in pre-tax restructuring charges related to this plan, of which $1.1 million and $8.1 million was incurred in the three and six months ended June 30, 2023, respectively, and substantially all of which was in the form of cash-based expenditures, employee severance and other termination benefits.
Restructuring Charges - Facility Consolidations
In late 2022 and early 2023, we announced our intention to exit certain facilities in the U.S. and Asia. The plan significantly reduced our manufacturing costs and operating expenses. We have incurred $8.3 million in pre-tax restructuring charges to-date related to these facility consolidations, of which $0.1 million and $0.2 million was incurred in the three and six months ended June 30, 2024, respectively, and $2.8 million and $6.3 million was incurred in the three and six months ended June 30, 2023, respectively, the majority of which were in the form of accelerated depreciation.
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
As of June 30, 2024, and as of December 31, 2023, we included $13.1 million of assets held for sale within the “Other current assets” financial statement line item of our condensed consolidated statements of financial position, representing the land and building at our Price Road facility in Chandler, Arizona. We expect the sale of this facility to be completed in the second half of 2024. In September 2023, we entered into an agreement to sell one of our Suzhou, China facilities, which had a carrying value of $3.0 million, for $6.8 million resulting in a pre-tax gain of $1.9 million, inclusive of selling and disposal costs. The sale was completed in December 2023. The net impact of this transaction was recorded in the “Other operating (income) expense, net” line item in the condensed consolidated statements of operations.

Restructuring Charges - Manufacturing Footprint Consolidation
On June 6, 2024, we announced our intent to consolidate our high frequency circuit material manufacturing operations, impacting our Evergem, Belgium facility. We anticipate the plan to be completed in the second half of 2025. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate this will improve operating income between $7.0 million and $9.0 million annually. We expect to incur approximately $18.0 million to $28.0 million in pre-tax restructuring charges related to this plan, the majority of which are expected to be in the form of cash-based expenditures related to employee severance and other termination benefits. Most of the non-cash expenditures will be in the form of accelerated depreciation.
We incurred $0.4 million in restructuring charges related to this plan in the three and six months ended June 30, 2024, all of which was in the form of accelerated depreciation.
Restructuring Charges - R&D Facility Exit
On June 13, 2024, we announced that we will close our Burlington, Massachusetts Innovation Center facility by the end of 2024. We expect to incur approximately $1.4 million to $1.7 million in pre-tax restructuring charges related to this plan, almost all of which are expected to be in the form of cash-based expenditures related to employee severance and other termination benefits or non-cash expenditures in the form of accelerated depreciation and amortization.
We incurred $0.9 million in pre-tax restructuring charges in the three and six months ended June 30, 2024, respectively, of which $0.2 million relates to severance and other termination benefits and $0.7 million in the form of accelerated depreciation.
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Advanced Electronics Solutions
Allocated restructuring charges	$1.0	$3.1	$1.1	$8.5
Elastomeric Material Solutions
Allocated restructuring charges	0.4	0.8	0.4	5.9
Total restructuring and impairment charges	$1.4	$3.9	$1.5	$14.4
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
UTIS fire
Professional services	$—	$0.2	$—	$0.5
Insurance recoveries	—	(6.2)	—	(6.7)
Total UTIS fire	—	(6.0)	—	(6.2)
(Gain) loss on sale or disposal of property, plant and equipment	—	(0.5)	—	(0.5)
Total other operating (income) expense, net	$—	$(6.5)	$—	$(6.7)
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
In connection with the UTIS fire, we recognized insurance recoveries of $6.2 million and $6.7 million related to our ongoing insurance claims for business interruption and property damage for the three and six months ended June 30, 2023, respectively. We incurred $0.2 million and $0.5 million for various professional services for the three and six months ended June 30, 2023, respectively, in connection with the pursuit of our insurance claims.

Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest on revolving credit facility	$—	$(3.0)	$(0.5)	$(6.4)
Line of credit fees	(0.3)	—	(0.6)	(0.3)
Debt issuance amortization costs	(0.1)	(0.1)	(0.2)	(0.4)
Interest income	0.2	0.3	0.3	0.8
Total interest expense, net	$(0.2)	$(2.8)	$(1.0)	$(6.3)
Note 15 – Income Taxes
The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
Our effective tax rate was 31.9% in the second quarter of 2024. During the second quarter of 2024, our effective tax rate was unfavorably impacted primarily by the mix of income in higher tax rate jurisdictions.
During the second quarter of 2023, our effective tax rate was 28.9%. During the second quarter of 2023, our effective tax rate was unfavorably impacted primarily by an increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized.
For the first six months of 2024, the Company’s effective tax rate on its income before taxes was 32.3%. The effective tax rate for the first six months of 2024 was unfavorably impacted primarily by (i) the write-off of deferred tax assets related to stock compensation and, (ii) the mix of income in higher tax rate jurisdictions.
During the first six months of 2023, the Company’s effective tax rate on its income before taxes was 33.2%. The effective tax rate for the first six months of 2023 was unfavorably impacted by the increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized.
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
If we are able to successfully execute on our strategy, we see an opportunity, over the next several years, to return to historical levels of profitability and meaningfully improve revenues from 2023 levels, led by organic growth and complemented by targeted acquisitions. This outlook is supported by our participation in a number of growth markets and by our strong competitive positions in these markets. The fastest growing market opportunity is expected to be EV/HEV where third-party analysis projects that the market will increase at a compound annual growth rate of between 15% and 20% over the next several years. Within the EV/HEV market, we believe our advanced battery cell pads, ceramic substrates and power interconnects provide multiple content opportunities to capitalize on this growth. Across these areas we have secured a number of design wins and have a strong opportunity pipeline. Other markets with a good growth trajectory include ADAS, aerospace and defense, portable electronics and renewable energy. Each of these markets is expected to contribute to our growth.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the second quarter of 2024 as compared to the second quarter of 2023, our net sales decreased approximately 7.2% to $214.2 million, our gross margin decreased approximately 40 basis points to 34.1% from 34.5%, and we had an operating margin of 5.3% compared to an operating income of 12.1%, a decrease of approximately 680 basis points.
•We made $30.0 million of discretionary principal payments on our revolving credit facility in the first quarter of 2024.
•We recognized restructuring charges of $0.4 million in the second quarter of 2024 in connection to our manufacturing footprint consolidation plan that is expected to be completed in the second half of 2025.
•We recognized restructuring charges of $0.9 million in the second quarter of 2024 in connection to our plan to exit our Burlington, Massachusetts Innovation Center facility that is expected to be completed by the end of 2024.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	34.1%	34.5%	33.0%	33.6%

Selling, general and administrative expenses	23.7%	20.0%	22.9%	22.4%
Research and development expenses	4.4%	3.5%	4.3%	3.7%
Restructuring and impairment charges	0.7%	1.7%	0.4%	3.0%
Other operating (income) expense, net	—%	(2.8)%	—%	(1.3)%
Operating income	5.3%	12.1%	5.4%	5.8%

Equity income in unconsolidated joint ventures	0.2%	0.4%	0.2%	0.2%
Other income (expense), net	0.2%	(0.4)%	0.1%	(0.2)%
Interest expense, net	(0.1)%	(1.2)%	(0.2)%	(1.3)%
Income before income taxes	5.6%	10.9%	5.5%	4.5%
Income tax expense	1.8%	3.2%	1.8%	1.4%
Net income	3.8%	7.7%	3.7%	3.0%

Net Sales and Gross Margin
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$214.2	$230.9	$427.6	$474.7
Gross margin	$73.1	$79.6	$141.3	$159.3
Percentage of net sales	34.1%	34.5%	33.0%	33.6%
Net sales decreased by 7.2% in the second quarter of 2024 compared to the second quarter of 2023. Our AES and EMS operating segments had net sales decreases of 11.3% and 0.7%, respectively. The decrease in net sales was primarily due to lower net sales in the EV/HEV, industrial power systems, renewable energy and ADAS markets in our AES operating segment and lower net sales in the general industrial market in our EMS operating segment. The decrease was partially offset by higher net sales in the wireless infrastructure market in our AES operating segment and higher net sales in the EV/HEV market in our EMS operating segment. We experienced lower EV/HEV net sales in our AES operating segment as customers continued to manage inventory levels and adjusted to softer end market demand.
Net sales decreased by 9.9% in the first six months of 2024 compared to the first six months of 2023. Our AES and EMS operating segments had net sales decreases of 10.7% and 8.7%, respectively. The decrease in net sales was primarily due to lower net sales in the EV/HEV, renewable energy, ADAS and industrial power systems markets in our AES operating segment and lower net sales in the general industrial market in our EMS operating segment. The decrease was partially offset by higher net sales in the wireless infrastructure market in our AES operating segment and higher net sales in the EV/HEV market in our EMS operating segment. We experienced lower EV/HEV net sales in our AES operating segment as customers continued to manage inventory levels and adjusted to softer end market demand.
Gross margin as a percentage of net sales decreased approximately 40 basis points to 34.1% in the second quarter of 2024 compared to 34.5% in the second quarter of 2023. Gross margin in the second quarter of 2024 declined due to unfavorable impacts from lower volume and unfavorable mix in our AES and EMS operating segments, as well as higher inventory reserves provisions in our AES operating segment. This was partially offset by favorable scrap and yield performance and favorable impacts in factory utilization from our factory optimization efforts in our AES and EMS operating segments, as well as lower raw material costs in our EMS operating segment.

Gross margin as a percentage of net sales decreased approximately 60 basis points to 33.0% in the first six months of 2024 compared to 33.6% in the first six months of 2023. Gross margin in the first six months of 2024 declined due to unfavorable impacts from lower volume and unfavorable mix in our AES and EMS operating segments, as well as unfavorable factory utilization in our AES operating segment. This was partially offset by lower raw material costs and favorable scrap and yield performance in our AES and EMS operating segments, as well as favorable impacts in factory utilization from our factory optimization efforts in our EMS operating segment.

Selling, General and Administrative Expenses
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Selling, general and administrative expenses	$50.9	$46.2	$98.4	$106.3
Percentage of net sales	23.7%	20.0%	22.9%	22.4%
SG&A expenses increased 10.2% in the second quarter of 2024 from the second quarter of 2023, primarily due to a $2.5 million increase in professional services expense, a $2.1 million increase in compensation and benefits expense, a $0.3 million increase in software costs and a $0.1 million increase in fixed asset depreciation expense, partially offset by a $0.5 million decrease in recruiting, relocation and training expenses and a $0.3 million decrease in other intangible asset amortization expense.
SG&A expenses decreased 7.4% in the first six months of 2024 from the first six months of 2023, primarily due to an $7.4 million decrease in professional services expense, a $1.2 million decrease in recruiting, relocation and training expenses and a $0.5 million decrease in other intangible asset amortization expense, partially offset by a $1.2 million increase in compensation and benefits expense, a $0.5 million increase in software costs and a $0.5 million increase in fixed asset depreciation expense. The decrease in professional services expense was primarily attributable to the non-recurrence of the $7.6 million of non-routine shareholder advisory costs and $1.0 million of expenses in connection with the sale of our high-performance engineered cellular elastomer business.

Research and Development Expenses
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Research and development expenses	$9.5	$8.1	$18.4	$17.7
Percentage of net sales	4.4%	3.5%	4.3%	3.7%
R&D expenses increased 17.3% in the second quarter of 2024 from the second quarter of 2023 due to a $0.9 million increase in trial costs for alternative raw materials, a $0.3 million increase in compensation and benefits expense and a $0.2 million decrease in fixed assets depreciation expense.
R&D expenses increased 4.0% in the first six months of 2024 from the first six months of 2023 due to a $1.1 million increase in trial costs for alternative raw materials and a $0.3 million increase in fixed assets depreciation expense, partially offset by a $0.4 million decrease in professional services expense and a $0.3 million decrease in compensation and benefits expense.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Restructuring and impairment charges	$1.4	$3.9	$1.5	$14.4
Other operating (income) expense, net	$—	$(6.5)	$—	$(6.7)
We incurred restructuring charges and related expenses in 2024 associated with our announced intent to wind down manufacturing operations in our Evergem, Belgium facility for our AES operating segment and our announced exit from our Burlington, Massachusetts Innovation Center facility. We recognized restructuring charges and related expenses pertaining to these restructuring plans of $1.3 million in both the three and six months ended June 30, 2024.
We incurred restructuring charges and related expenses in 2024 and 2023 associated with the announced reduction of our global workforce along with certain facility consolidation efforts, which were substantially completed as of December 31, 2023. The plans significantly reduced our manufacturing costs and operating expenses. We recognized restructuring charges and related expenses pertaining to these restructuring projects of $0.1 million and $0.2 million in the three and six months ended June 30, 2024, respectively, and $3.9 million and $14.4 million in the three and six months ended June 30, 2023, respectively. For additional information, refer to “Note 14 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

With respect to other operating (income) expense, net, we recognized no income and income of $6.5 million in the second quarter of 2024 and 2023, respectively, and no income and income of $6.7 million in the first six months of 2024 and 2023, respectively. The impact in the second quarter and first six months of 2023 primarily consisted of insurance recoveries, partially offset by professional service costs, from the fire at our UTIS manufacturing facility in Ansan, South Korea. For additional information, refer to “Note 14 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Equity income in unconsolidated joint ventures	$0.5	$0.8	$0.8	$0.9
As of June 30, 2024, we had two unconsolidated joint ventures, each 50% owned: RIC and RIS. Equity income in those unconsolidated joint ventures decreased $0.3 million in the second quarter of 2024 from the second quarter of 2023 and decreased $0.1 million in the first six months of 2024 from the first six months of 2023. On a quarter-to-date basis and a year-to-date basis, the decrease was due to lower net sales and unfavorable operational performance for RIS, partially offset by higher net sales and lower SG&A costs for RIC. The higher net sales for RIC was primarily driven by the portable electronics market in Asia.

Other Income (Expense), Net
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Other income (expense), net	$0.3	$(0.8)	$0.7	$(0.7)
Other income (expense), net increased to income of $0.3 million in the second quarter of 2024 from expense of $0.8 million in the second quarter of 2023. On a quarter-to-date basis, the increase was due to a favorable year-over-year change in impacts from our foreign currency transactions and favorable year-over-year impacts from our copper derivative contracts, partially offset by an unfavorable year-over-year change in impacts from our foreign currency derivatives.
Other income (expense), net increased to income of $0.7 million in the first six months of 2024 from expense of $0.7 million in the first six months of 2023. On a year-to-date basis, the increase was due to a favorable year-over-year change in impacts from our foreign currency transactions and favorable year-over-year impacts from our copper derivative contracts, partially offset by an unfavorable year-over-year change in impacts from our foreign currency derivatives.

Interest Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense, net	$(0.2)	$(2.8)	$(1.0)	$(6.3)
Interest expense, net, decreased by $2.6 million in the second quarter of 2024 from the second quarter of 2023, and decreased by $5.3 million in the first six months of 2024 from the first six months of 2023. The decreases on a year-over-year quarter-to-date basis and a year-to-date basis were primarily due to a lower weighted-average outstanding borrowings under our revolving credit facility.

Income Taxes
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income tax expense	$3.8	$7.2	$7.6	$7.1
Effective tax rate	31.9%	28.9%	32.3%	33.2%
The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
Our effective tax rate was 31.9% in the second quarter of 2024. During the second quarter of 2024, our effective tax rate was unfavorably impacted primarily by the write-off of deferred tax assets related to stock compensation.
During the second quarter of 2023, our effective tax rate was 28.9%. During the first quarter of 2023, our effective tax rate was unfavorably impacted primarily by an increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized.

For the first six months of 2024, the Company’s effective tax rate on its income before taxes was 32.3%. The effective tax rate for the first six months of 2024 was unfavorably impacted primarily by (i) the write-off of deferred tax assets related to stock compensation and, (ii) the mix of income in higher tax rate jurisdictions.
During the first six months of 2023, the Company’s effective tax rate on its income before taxes was 33.2%. The effective tax rate for the first six months of 2023 was unfavorably impacted by the increase in the valuation allowance attributable to loss jurisdictions in which no benefit is anticipated to be realized.
Operating Segment Net Sales and Operating Income
Advanced Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$115.5	$130.2	$237.6	$266.1
Operating income	$3.0	$5.8	$7.4	$0.3
AES net sales decreased by 11.3% in the second quarter of 2024 compared to the second quarter of 2023. The decrease in net sales over the second quarter of 2023 was primarily driven by lower net sales in the EV/HEV, industrial power systems, renewable energy and ADAS markets, partially offset by higher net sales in the wireless infrastructure market. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to softer end market demand.
AES net sales decreased by 10.7% in the first six months of 2024 compared to the first six months of 2023. The decrease in net sales over the first six months of 2023 was primarily driven by lower net sales in the EV/HEV, renewable energy, ADAS and industrial power systems markets, partially offset by higher net sales in the wireless infrastructure market. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to softer end market demand.
We recognized operating income of $3.0 million in the second quarter of 2024 compared to an operating income of $5.8 million in the second quarter of 2023. The decrease in operating income was due to unfavorable impacts from lower volume and unfavorable mix. The decrease in operating income was partially offset by a $2.1 million favorable year-over-year change in restructuring charges, as well as favorable scrap and yield performance and favorable impacts in factory utilization from our factory optimization efforts. As a percentage of net sales, the operating income in the second quarter of 2024 was 2.6% compared to an operating loss of 4.5% reported in the second quarter of 2023.
We recognized operating income of $7.4 million in the first six months of 2024 compared to operating income of $0.3 million in the first six months of 2023. The increase in operating income was primarily due to a $7.4 million favorable year-over-year change in restructuring charges, as well as lower raw material costs and favorable scrap and yield performance. The increase in operating income was partially offset by unfavorable impacts from lower volume and unfavorable mix as well as unfavorable factory utilization. As a percentage of net sales, operating income in the first six months of 2024 was 3.1% compared to 0.1% of operating income reported in the first six months of 2023.
Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$94.7	$95.4	$180.4	$197.6
Operating income	$7.2	$20.2	$12.5	$23.4
EMS net sales decreased by 0.7% in the second quarter of 2024 compared to the second quarter of 2023. The decrease in net sales over the second quarter of 2023 was primarily driven by lower net sales in the general industrial market, partially offset by higher net sales in the EV/HEV market.
EMS net sales decreased by 8.7% in the first six months of 2024 compared to the first six months of 2023. The decrease in net sales over the first six months of 2023 was primarily driven by lower net sales in the general industrial market, partially offset by higher net sales in the EV/HEV market.
We recognized operating income of $7.2 million in the second quarter of 2024 compared to operating income of $20.2 million in the second quarter of 2023. The decrease in operating income was due to a $6.0 million unfavorable year-over-year change in charges/benefits related to the UTIS fire, higher general and administrative expenses due to our capacity expansion efforts in Suzhou, China and higher trial costs for alternative raw materials, as well as unfavorable impacts from lower volume and unfavorable mix, The decrease in operating income was partially offset by a $0.4 million favorable year-over-year change in restructuring charges, as well as lower raw material costs, favorable scrap and yield performance and favorable impacts in factory utilization from our factory optimization efforts. As a percentage of net sales, operating income in the second quarter of 2024 was 7.6% compared to an operating income of 21.2% reported in the second quarter of 2023.
We recognized operating income of $12.5 million in the first six months of 2024 compared to operating income of $23.4 million in the first six months of 2023. The decrease in operating income was due to a $6.2 million unfavorable year-over-year change in charges/benefits related to the UTIS fire, higher general and administrative expenses due to our capacity expansion efforts in Suzhou, China and higher trial costs for alternative raw materials, as well as unfavorable impacts from lower volume and unfavorable mix. The decrease in operating income was partially offset by a $5.5 million favorable year-over-year change in restructuring charges, as well as lower raw material costs, favorable scrap and yield performance and favorable impacts in factory utilization from our factory optimization efforts. As a percentage of net sales, operating income in the first six months of 2024 was 6.9% compared to 11.9% reported in the first six months of 2023.
Other

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$4.0	$5.3	$9.6	$11.0
Operating income	$1.1	$1.9	$3.1	$3.9
Net sales in this segment decreased by 24.5% in the second quarter of 2024 from the second quarter of 2023. Operating income decreased 42.1% in the second quarter of 2024 compared to the second quarter of 2023. The decrease in operating income was primarily driven by unfavorable impacts from lower volume and unfavorable factory utilization. As a percentage of net sales, the operating income in the second quarter of 2024 was 27.5% compared to an operating income of 34.6% reported in the second quarter of 2023.
Net sales in this segment decreased by 12.7% in the first six months of 2024 from the first six months of 2023. Operating income decreased 20.5% in the first six months of 2024 compared to the first six months of 2023. The decrease in operating income was primarily driven by unfavorable impacts from lower volume and unfavorable factory utilization. As a percentage of net sales, operating income in the first six months of 2024 was 32.3% compared to 35.1% in the first six months of 2023.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in millions)	June 30, 2024	December 31, 2023
United States	$50.3	$60.0
Europe	35.2	37.6
Asia	34.4	34.1
Total cash and cash equivalents	$119.9	$131.7
Approximately $69.6 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2024. We did not make any changes in the six months ended June 30, 2024 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in millions)	June 30, 2024	December 31, 2023
Key Financial Position Accounts:
Cash and cash equivalents	$119.9	$131.7
Accounts receivable, net	$160.0	$161.9
Inventories, net	$150.8	$153.5
Borrowings under revolving credit facility	$—	$30.0

Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2023 to June 30, 2024 were as follows:
•Cash and cash equivalents were $119.9 million as compared to $131.7 million as of December 31, 2023, a decrease of $11.8 million, or 9.0%. This decrease was primarily due to $30.0 million in discretionary principal payments on our revolving credit facility, $23.5 million in capital expenditures, $7.9 million in share repurchases and $1.2 million in tax payments related to net share settlement of equity awards, partially offset by cash flows provided by operations.
•Accounts receivable, net decreased 1.2% to $160.0 million as of June 30, 2024 from $161.9 million as of December 31, 2023. The decrease from year-end was primarily due to a $4.1 million receipt of previously recognized UTIS fire insurance receivables for our business interruption claims, a $1.5 million decrease in our income taxes receivable, partially offset by increases in our receivables due to higher net sales at the end of the second quarter of 2024 compared to at the end of 2023.
•Inventories, net decreased 1.8% to $150.8 million as of June 30, 2024, from $153.5 million as of December 31, 2023, primarily driven by decrease in work-in-process levels and higher inventory reserves provisions, partially offset by higher raw materials and finished goods levels.
•Borrowings under revolving credit facility were nil as of June 30, 2024 compared to $30.0 million as of December 31, 2023. This decrease was due to $30.0 million in discretionary principal payments on our revolving credit facility made in the first three months of 2024. For additional information regarding this facility and the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023
Key Cash Flow Measures:
Net cash provided by operating activities	$51.0	$17.5
Net cash used in investing activities	$(23.5)	$(24.6)
Net cash used in financing activities	$(38.4)	$(89.5)
In 2024, we expect capital spending to be in the range of approximately $55.0 million to $65.0 million. We plan to fund our capital spending in 2024 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2024.
Contingencies
During the second quarter of 2024, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 10 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the second quarter of 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2024. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.

Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of June 30, 2024. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended December 31, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II - Other Information

Item 1.    Legal Proceedings
Refer to the discussion of certain environmental, asbestos and other litigation matters in “Note 10 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) Stock Repurchases

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1 2024 to April 31, 2024	70,893	$108.79	70,893	$116.2
For the three months ended June 30, 2024, we repurchased 70,893 shares for a total value of $7.7 million under a $200.0 million share repurchase program approved by our Board of Directors. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of June 30, 2024, $116.2 million remained for repurchase under the share repurchase program. All repurchases were made using cash from operations. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and June 30, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023, (iii) Condensed Consolidated Statements of Financial Position as of June 30, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: July 25, 2024