Form 10-K
period 2024-12-31
ROGERS CORP
filed 2025-02-26
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,234,781,057. Rogers has no non-voting common equity. The number of shares outstanding of capital stock as of February 21, 2025 was 18,518,095.

Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement related to the 2025 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

ROGERS CORPORATION
FORM 10-K

December 31, 2024

ROGERS CORPORATION
Defined Terms(1)

Term	Definition
5th Amended Credit Agreement	5th Amended and Restated Credit Agreement, dated as of March 24, 2023, among Rogers Corporation, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents
ABO	Accumulated Benefit Obligation
ADAS	Advanced Driver Assistance Systems
AES	Advanced Electronics Solutions
AI	Artificial Intelligence
APAC	Asia - Pacific
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CHIPS	Creative Helpful Incentives to Produce Semiconductors
CIDO	Chief Information and Digital Officer
CODM	Chief Operating Decision Maker
CSRD	Corporate Sustainability Reporting Directive
EMEA	Europe, the Middle East and Africa
EMS	Elastomeric Material Solutions
ERP	Enterprise Resource Planning
ESG	Environmental, Social and Corporate Governance
EU	European Union
EV/HEV	Electric Vehicles/Hybrid Electric Vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GHG	Greenhouse Gas
INOAC	INOAC Corporation
ISO	International Organization for Standardization
JPMorgan Chase	JP Morgan Chase Bank, N.A.
IRA	Inflation Reduction Act
JV	Joint Venture
NIST	National Institute of Standards and Technology
OECD	Organization for Economic Co-operation and Development
OEMs	Original equipment manufacturers
Proxy Statement	Our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders
PBO	Projected Benefit Obligation
R&D	Research and Development
RESIP	Rogers Employee Savings and Investment Plan
RIC	Rogers Inoac Corporation
RIS	Rogers Inoac Suzhou Corporation
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SOFR	Secured Overnight Financing Rate
Union Plan	Rogers Corporation Employees’ Pension Plan
U.S.	United States of America
U.S. EPA	United States Environmental Protection Agency
U.S. GAAP	Accounting principles generally accepted in the United States
(1) Certain terms used within this Annual Report on Form 10-K are defined in the table above.

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
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•failure to capitalize on, volatility within, or other adverse changes with respect to our growth drivers, due to factors such as intense global competition affecting both our existing products and products currently under development or delays in adoption or implementation of new technologies;
•failure to successfully execute on our long-term growth strategy;
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

Operating Segments
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, automotive (e.g, ADAS), aerospace and defense (e.g., antenna systems, communication systems and phased array radar systems), renewable energy (e.g., wind and solar), wireless infrastructure (e.g., power amplifiers, antennas and small cells), mass transit, industrial (e.g., variable frequency drives), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and internet protocol infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, IsoClad® Series, MAGTREX®, IM Series™, 2929 Bondply, SpeedWave® Prepreg, RO4400™/RO4400T™ Series and Radix™. As of December 31, 2024, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Suzhou, China; Budapest, Hungary; Evergem, Belgium; and Apodoca, Mexico.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, XRD®, Silicone Engineering and R/bak®. As of December 31, 2024, our EMS operating segment had manufacturing and administrative facilities in Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Suzhou, China; Blackburn, England; Evergem, Belgium; Siheung, South Korea; and Ansan, South Korea.
Other
Our Other operating segment consists of elastomer components for applications in the general industrial market, as well as elastomer floats for level sensing in fuel tanks, motors, and storage tanks applications in the general industrial and automotive markets. We sell our elastomer components under our ENDUR® trade name and our floats under our NITROPHYL® trade name.
Joint Venture Separation Agreement
On October 29, 2024, we entered into a JV Separation Agreement with INOAC with an effective date of November 5, 2024, in which INOAC acquired our shares of RIC, we acquired INOAC’s shares of RIS, and we sold the property, plant and equipment constituting RIS Production Line 1 to INOAC. The combined transaction resulted in a net payment to us from INOAC of $4.9 million. The definitive agreement terminated all other agreements previously entered into in connection with the RIC and RIS JV relationships. In connection with the combined transactions, we recognized a gain of $7.7 million. For additional information, refer to “Note 16 - Mergers and Acquisitions” to “Item 8. Financial Statements and Supplementary Data.”
Sales and Competition
We sell our materials and components primarily through direct sales channels positioned near major concentrations of our customers in North America, Europe and Asia. We sold to approximately 2,900 customers worldwide in 2024, consisting primarily of OEMs and component suppliers. No individual customer represented more than 10% of our total net sales for 2024. Although the loss of any one of our larger customers would require a period of adjustment, during which the results of operations could be materially adversely impacted, we believe that such events could be successfully mitigated over a period of time due to the diversity of our customer base.
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
Our sales recognized at a point in time are generally pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, without substantial penalty. Therefore, even though we may have a large backlog from time to time, we believe the purchase orders or backlog are not necessarily a reliable indicator of future sales.
Research and Development
We have a history of innovation, and innovation leadership is a key component of our overall business strategy. The markets we serve are typically characterized by rapid technological changes and advances. Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products, which is primarily driven by efforts in R&D. We are focused on identifying technologies and innovations related to both our current product portfolio as well as initiatives targeted at further diversifying and growing our business. As part of this technology commitment, we have Rogers Innovation Centers at our facilities in Chandler, Arizona; Rogers, Connecticut; Eschenbach, Germany; and Suzhou, China. Our Innovation Centers focus on early stages of technical and commercial development of new high-tech materials solutions in an effort to align with market direction and needs.
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
Human Capital Management
Our Company’s continuing success derives from our talented and dedicated employees globally, who are responsible for the innovation, operations and ethics foundational to our business and its future.
As of December 31, 2024, we employed approximately 3,200 people, of whom approximately 1,100 were employed in North America, 1,100 in the EMEA region and 1,000 in APAC region. Approximately 300 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements and approximately 700 of our European employees are covered by work council arrangements.
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

Information About Our Executive Officers
Our executive officers as of February 26, 2025 were as follows:

Name	Age	Present Position	Year Appointed to Present Position	Other Relevant Positions Held
R. Colin Gouveia	61	President and Chief Executive Officer, Director, Principal Executive Officer	2022	Senior Vice President and General Manager of EMS from June 2019 to December 2022; Vice President and General Manager, Eastman Chemical Co., from December 2014 to June 2019.
Laura Russell	49	Senior Vice President and Chief Financial Officer, Treasurer, Principal Financial Officer	2024	Vice President, Corporate Finance from September 2023 to September 2024; Vice President, Operations at Wolfspeed from July 2021 to September 2023; Vice President, Finance - RP Business at NXP Semiconductor from December 2015 to July 2021; CFO of HPRF Business at Freescale Semiconductor from July 2013 to December 2015.
Brian Larabee	58	Senior Vice President and General Manager of Elastomeric Material Solutions	2023	Vice President and General Manager of EMS from November 2022 to November 2023; Senior Director, EMS Product Management from February 2021 to December 2022; Director, EMS New Product and Business Development from November 2016 to February 2021.
Jeff Tsao	46	Senior Vice President and General Manager of Advanced Electronics Solutions, Senior Vice President of Asia	2023	Vice President and General Manager of AES from September 2019 to November 2023; Vice President of Sales and Marketing of PES from December 2018 to September 2019; Global Sales Director of PES from August 2017 to November 2018.
Larry Schmid	63	Senior Vice President, Global Operations and Supply Chain	2023	President, Pilko & Associates, from January 2020 to January 2023; Global Manufacturing & Engineering Operations Director, The Dow Chemical Company, Performance Materials & Coatings, from June 2018 to June 2019; Global Operations Director, The Dow Chemical Company, Dow Performance Silicones, from June 2016 to June 2018.
Jessica Morton	45	Senior Vice President, General Counsel and Corporate Secretary	2025	Vice President, General Counsel and Corporate Secretary from March 2023 to February 2025; Associate General Counsel and Assistant Secretary of FMC Corporation from April 2021 to March 2023; Assistant General Counsel and Assistant Secretary of FMC Corporation from April 2019 to March 2021; Assistant General Counsel of FMC Corporation from July 2016 to March 2019.
Griffin Gappert	51	Vice President and Chief Technology Officer	2023	Global Head of Innovation for Automotive OEMs at Henkel from April 2021 to August 2023; Vice President of Innovation and Technical Customer Service at Henkel from January 2020 to April 2021; Vice President of Product Development and Technical Customer Service at Henkel from June 2018 to January 2020; Global Technical Director of Industrial Supplies at Ashland Inc from June 2016 to May 2018.
Michael Webb	57	Senior Vice President and Chief Administrative Officer	2023	Executive Vice President - Chief Human Resources Officer and Chief Administrative Officer at Nutrien from January 2018 to May 2022; Senior Vice President, Human Resources at Agrium from January 2014 to January 2018.
John Alexis	51	Senior Vice President and Chief Information and Digital Officer	2025	Chief Information Officer at FORTNA from April 2022 to July 2024; Chief Information Officer at TegraGlobal from January 2020 to April 2022; Global Vice President of Enterprise Technology Solutions at Travelport from October 2017 to January 2020; Director of IT services at Greater Toronto Airports Authority from April 2011 to June 2017.
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
We derived approximately 18% and 34% of our net sales for the year ended December 31, 2024 from sales relating to the significant growth markets (e.g., EV/HEV) and high growth markets (e.g., ADAS, portable electronics, renewable energy and aerospace and defense), respectively. These growth drivers, as well as specific market and industry trends within them, may be volatile, cyclical and sensitive to a variety of factors, including general economic conditions (including higher inflation and interest rates), demand disruptions (including third-party component availability at our customers), technology disruptions, consumer preferences and political priorities. Adverse or cyclical changes to and within these growth drivers, such as delays in adoption or implementation of new technologies, has resulted in, and may continue to result in, reduced demand for certain of our products, production overcapacity, increased inventory levels and related risks of obsolescence, as well as price erosion, ultimately leading to a decline in our operating results. Acceleration within these growth drivers and corresponding rapid increases in demand for certain products may also require us to make significant capital investments or acquisitions in facilities and information systems and significantly increase our personnel in order to increase production levels and to maintain customer relationships and market positions. However, we may not be able to increase our production levels with sufficient speed or efficiency to capitalize on such increases in demand.
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
•breadth of product line; and
•manufacturing capabilities.
Our competitors include commodity materials suppliers, which offer product substitutions based mostly on price, and suppliers of alternate solutions, which offer product substitutions or eliminations based mostly on disruptive technology. Certain of these competitors have greater financial and other resources than we have, and, in some cases, these competitors are well established in specific product niches. We expect that our competitors will continue to improve the design and performance of their products, which could result in the development of products that offer price or performance features superior to our products. Furthermore, our customers may engage in internal manufacturing of products that may result in reduced demand for our products. If we are unable to maintain our competitive advantage for any reason, demand for our products may be materially reduced, which may adversely affect our business, results of operations and financial position.
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
Macroeconomic conditions, such as high inflationary pressure, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and sovereign debt concerns, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, the introduction of or changes in tariffs or trade barriers, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia and the conflict between Israel, Hamas and Hezbollah), and monetary and financial uncertainties.
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
We rely on sole and limited source suppliers for certain of the raw materials that are critical to the manufacturing of our products. This reliance subjects us to risks related to our potential inability to obtain an adequate supply of required raw materials, particularly given our use of lean manufacturing and just-in-time inventory techniques and reduces our control over pricing and timing of delivery of raw materials. Our operating results could be materially adversely affected if we were unable to obtain adequate supplies of these materials in a timely manner or if their cost increased significantly.
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
From time to time, we have explored and pursued transaction opportunities that we believe complement our core businesses, and we expect to do so again in the future. We have also divested and may again consider divesting businesses or assets that we do not regard as part of our core businesses. These transaction opportunities may come in the form of acquisitions, JVs, investments, divestitures or other structures. There are risks associated with such transactions, including, without limitation, general business risk, technology risk, market acceptance risk, litigation risk, environmental risk, regulatory approval risk and risks associated with the failure to complete announced transactions. In the case of acquisitions, we may not be able to discover, during the due diligence process or otherwise, all known and unknown risks associated with the business we are acquiring, including the existence of liabilities. We may spend a significant portion of available cash, incur substantial debt or issue equity securities, which would dilute current shareholders’ equity ownership, to pay for the acquisitions. In addition, if we are unsuccessful in integrating any acquired company or business into our operations or if integration is more difficult than anticipated, we may experience disruptions that could harm our business and result in our failure to realize the anticipated benefits of the acquisitions. In the case of divestitures, we may agree to indemnify acquiring parties for known or unknown liabilities arising from the businesses we are divesting. We have incurred, and may in the future incur, significant costs in the pursuit and evaluation of transactions that we do not consummate for a variety of reasons.
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
We continue to depend upon the continued services and performance of key executives, senior management and skilled technical personnel, particularly our sales engineers and other professionals with significant experience in the key industries we serve. Our ability to compete effectively and our future success depend on our continuing to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition for these personnel from other companies, academic institutions and government entities is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Outside the U.S., it is increasingly important that we are also able to attract and retain personnel with relevant local qualifications and experience. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives. Additionally, as demand for our products and services increases, our existing personnel may not be able to effectively scale their job functions with the increased demand. If we are unable to identify, hire, develop, motivate, and retain new qualified personnel with relevant local qualifications and experience, our existing workforce may become too lean to accommodate the increased demand, which may have a material adverse effect on our ability to grow and scale our business.
If we suffer loss or disruption to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our business could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss or disruption due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters or events. If any of these facilities, supply chains or systems were to experience a catastrophic loss or disruption, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. In 2021, we experienced fire damage in our Ansan, South Korea manufacturing facility, the impacts of which have since largely been resolved. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses or disruptions.
We have extensive international operations, and events and circumstances that have general international consequence or specific impact in the countries in which we operate may materially adversely affect our business.
For the year ended December 31, 2024, approximately 73% of our net sales resulted from sales in foreign markets, with approximately 44% and 27% of such net sales occurring in Asia and Europe, respectively. We expect our net sales in foreign markets to continue to represent a substantial majority of our consolidated net sales. We maintain significant manufacturing and administrative operations in China, Germany, England, South Korea and Hungary, and approximately 66% of our employees were located outside the U.S. as of December 31, 2024. Risks related to our extensive international operations include the following:
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
On February 1, 2025, President Donald J. Trump signed an executive order imposing 25% tariffs on most goods from Mexico and Canada and a 10% additional tariff on all goods from China, effective February 4, 2025. The tariffs on Mexico and Canada were delayed by 30 days following negotiations. Additionally, a 25% tariff on steel and aluminum was reinstated on February 11, 2025. The situation remains fluid, and the duration and outcome of these tariff actions are uncertain. As a result, we are unable to predict the ultimate result and duration of any tariff actions by the U.S. government, or countermeasures that may be taken by other nations.
It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Although the ultimate scope and timing of any such tariffs is indeterminable, if implemented, they could have a significant impact on our financial condition and results of operations. Based on our manufacturing practices and locations, there can be no assurance that any future executive or legislative action in the U.S. or other countries relating to tax policy and trade regulation would not adversely affect our business, operations and financial results.
Government regulation of usage, import or export of our products, or our technology within our products, changes in that regulation, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines, penalties or restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. These regulations could adversely affect the sale or use of our products, substantially increase our cost of sales, and adversely affect our business and revenue.
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
In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties and personally identifiable information of our employees. We rely on information technology systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our information technology systems are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, systems upgrades (including the planned implementation of a new ERP system) and user errors. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business.
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
Emerging issues related to the development and use of AI could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business.
The use of generative AI technologies by employees and personnel to perform routine work is becoming more common within our business industry. Disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology is currently limited, but could result in additional compliance costs, regulatory investigations and actions, and lawsuits should we determine to increase our adoption and use of the technology. If we are unable to use generative AI due to these additional costs, it could make our business less efficient and result in competitive disadvantages.
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
We may experience difficulties in implementing our new ERP system.
We are in the midst of a multi-year design and implementation of a new ERP system, which will replace our existing financial and operating systems. The implementation of this ERP requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our organizational structure and financial and operating processes. As we work to complete the implementation phase of this ERP, and even after the implementation phase, we may experience additional delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, re-work due to changes in business plans or reporting standards, and the diversion of management’s attention from day-to-day business operations. Additional extended delays could also introduce operational risk, including cybersecurity risks, and other complications. If we are unable to implement this ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, cash flows and financial position could be negatively impacted.
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
By way of example, but not limitation, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on potential contamination resulting from the use of so-called “forever chemicals,” most notable at present are per- and polyfluoroalkyl, substances (PFAS). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including in some of our engineered materials and components, and are virtually ubiquitous in parts of the environment. Until recently, these substances were largely unregulated. Nevertheless, over the last few years, PFAS regulation has been evolving rapidly. In 2023, the U.S. EPA issued a new rule under the Toxic Substances Control Act, requiring manufacturers and importers of PFAS to submit additional reporting information about production volumes, industrial uses, byproducts, worker exposure, and disposal. In 2023, certain EU member states submitted a proposal to the European Chemicals Agency calling for the phase out of the manufacture, import, sale, and use of PFAS substances beginning in late 2025. In 2024, among other things, U.S. EPA issued new regulations regarding PFAS in drinking water, PFAS reporting obligations under Toxic Substances Control Act, and designated two PFAS chemicals (Perfluorooctanoic acid and Perfluorooctane sulfonic acid) as hazardous substances under Comprehensive Environmental Response, Compensation, and Liability Act. While PFAS regulation continues to advance at the federal level and in many states, the full scope of such regulation is still being developed. In some cases, PFAS compounds are regulated at, or even below, the ability of current technology to detect their presence, making remediation difficult and complex. We may therefore incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows.
New and evolving laws, regulations and rule makings globally are expected to impose different and more restrictive standards and require greater disclosures. They could also require capital investments, incremental personnel resources, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. Our suppliers are expected to face similar challenges and incur additional compliance costs that may be passed on to us. These direct and indirect costs may adversely impact our results of operations and financial condition, and, if we are unable to comply with legislative and regulatory requirements or meet our sustainability objectives, our reputation and ability to do business could be negatively impacted. In addition, our customers’ requirements, priorities and ways of doing business with respect to environmental matters, and climate change specifically, also may have an impact on our business, operations and financial success. For example, the SEC finalized a rule in 2024 to enhance and standardize climate-related disclosures. The rule, which faces legal challenge and has been voluntarily stayed by the SEC, as well as other changes the government might implement, could impose significant new burdens on our Company and our suppliers, with significant potential costs and operational impacts, and adversely impact our ability to win business and operate successfully.
Environmental matters may significantly impact our business and operations and present evolving risks and challenges. Environmental impacts, including climate change specifically, create short and long-term financial risks to our business globally. Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of GHG emissions. New or more stringent laws and regulations related to GHG emissions and other climate change related concerns have affected and will likely continue to affect us, our suppliers and our customers. There can be no assurance our Company will meet the evolving sustainability expectations and standards of our investors and other external stakeholders.
In addition, some environmental laws impose liability, sometimes retroactively and without fault, for investigating and/or cleaning up contamination on, or emanating from, properties currently or formerly owned, leased or operated by us, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire liability. For additional information regarding our material legal proceedings, refer to “Note 10 – Commitments and Contingencies” to “Item 8. Financial Statements and Supplementary Data.”
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
Under the 2015 Paris Agreement, parties to the United Nations Framework Convention on Climate Change agreed to undertake ambitious efforts to reduce GHG emissions and strengthen adaptation to the effects of climate change. Subsequently, there has been a broad range of proposed or promulgated international, national and state laws and/or regulations focusing on GHG emissions reduction, climate-related financial risk management, and global climate change. On January 21, 2025, President Trump signed an executive order directing his administration to initiate a withdrawal of the U.S. from the Paris Agreement. However, laws and/or regulations may still apply or could apply in countries in countries that remain party to the Paris Agreement where we have interests or may have interests in the future. Laws and regulations in this field continue to evolve and are likely to be increasingly widespread, stringent, and complex, as different countries mandate different disclosure requirements. We are preparing for required climate-related compliance deadlines in the jurisdictions in which we operate; however, at this stage it is not possible to accurately estimate either a timetable for implementation in all instances or our future compliance costs relating to implementation.
Jurisdictions in which we operate, including, in particular, the EU, are preparing national legislation and protection plans to implement their emission reduction commitments under the Paris Agreement. In June 2021, the European Climate Law set legally binding targets of net zero GHG emissions by 2050, and a 55% reduction in GHG emissions by 2030. In December 2022, the EU announced forthcoming regulations to support the 2030 climate target, including a revision of the EU Emissions Trading System, and the introduction of a Carbon Border Adjustment Mechanism. Our operations in Europe participate in the Emissions Trading System and we meet our obligations through a combination of free and purchased emission allowances. We anticipate the forthcoming regulations will result in an accelerated reduction of our free allowances and higher market prices for purchased allowances. In addition, in January 2023, the EU adopted the Corporate Sustainability Reporting Directive which requires EU and non-EU companies with activities in the EU to file annual sustainability reports including climate-related information. These and other future regulations could result in increased costs, additional capital expenditures, and/or restrictions on operations.
Addressing climate change was a stated priority of the former presidential administration, including recommitting the U.S. to the Paris Agreement and enacting legislation to advance objectives to achieve a net zero emissions economy by 2050. For example, the IRA, the Bipartisan Infrastructure Law, and the CHIPS and Science Act, provide incentives to promote climate-friendly technologies and innovation that may increase the demand for the products we produce. The U.S. EPA, in addition to several state governments, promulgated regulations directed at GHG emissions reductions from certain types of facilities. California adopted the Climate Accountability Package in 2023 that introduces extensive climate-related disclosure requirements, and the SEC finalized a rule in 2024 to enhance and standardize climate-related disclosures. Both disclosure measures face legal challenge, and the SEC has voluntarily stayed its rule. On February 11, 2025, the acting Chairman of the SEC directed the SEC staff to request that the courts hearing legal challenges to the climate-related disclosure rules not schedule the case for argument to provide time for the SEC to deliberate and determine the appropriate next steps in these cases. The Trump administration has indicated that it will take a different approach towards climate change compared to its predecessor and there is uncertainty regarding what regulatory or executive actions may be forthcoming. Given these uncertainties, it is difficult to accurately estimate at this time if U.S. federal or state level activity could result in increased operating costs for compliance, required acquisition or trading of emission allowances, or compliance costs associated with additional regulatory frameworks for a range of potential carbon reduction projects, including carbon capture, use, and sequestration projects. Additionally, demand for the products we produce may be reduced.
Failure to meet environmental, social and governance ESG expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.
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
Initiatives to address such ESG issues may be costly and may not have the desired effect. Evolving stakeholder expectations and our efforts and ability to manage these issues and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks and opportunities. Any risks could have adverse impacts on our business, including on our stock price; however, ESG-related opportunities may result in positive business impacts. Further, there are ESG-related laws and reporting requirements adopted in multiple jurisdictions that will likely increase future compliance costs.
Our failure, or even perceived failure, to achieve some or all of our ESG goals or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could adversely impact our ability to attract and retain employees or customers, expose us to increased scrutiny from the investment community, regulatory authorities and others, or subject us to liability. Furthermore, perceptions about our action or inaction on certain ESG-related issues could also harm our reputation, particularly if stakeholders disagree with our goals and initiatives. Damage to our reputation and loss of brand equity may reduce demand for our products and services, adversely affecting our future financial performance and stock price, as well as require additional resources to rebuild our reputation. Conversely, our efforts to actively manage material ESG issues could increase employee and customer loyalty, support risk mitigation, resiliency, operational efficiencies, and positive reputation, influence cost of capital or access to finance, or other outcomes that may positively benefit our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Safeguarding our information technology systems, intellectual property, and the confidential information and personal data that customers, suppliers, business partners, employees and others share with us is a critical concern for our business. As such, we have processes in place to assess, identify, and manage material cybersecurity threats and incidents. Key to these efforts is our cybersecurity risk management program (the “Cybersecurity Program”). We aim to incorporate industry best practices throughout our Cybersecurity Program. It is founded on the NIST’s Cybersecurity Framework (Identify, Protect, Detect, Respond and Recover) and includes elements of ISO 27001 standards, NIST SP 800-171 guidance, the ISO, and other applicable industry standards for protecting controlled unclassified information. The Cybersecurity Program also incorporates preventative, detective and corrective controls to identify relevant cyber risks. The controls are tested and evaluated on a regular basis and include the following controls: network and endpoint protection technologies that are designed to block and detect security events at the perimeter and within our networks; evaluation and monitoring of detected security events; and

documented incident response actions and procedures. In addition to internal assessments, third party security firms perform annual risk reviews to evaluate and assess the Cybersecurity Program.
We regularly remind employees of the importance of handling and protecting customer and employee data, including through periodic security training to enhance employee awareness of how to detect and respond to cybersecurity incidents. We also conduct tabletop exercises to simulate response plans to various cybersecurity incidents. Our team of cybersecurity professionals then collaborate with relevant stakeholders within our Company to evaluate and adjust our detection and mitigation strategies.
We impose security requirements upon our suppliers, including maintaining an effective security management program, abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident.
Our CIDO is responsible for leading the Cybersecurity Program, which is coordinated and primarily executed by our Director of Information Security and Compliance.
Our Board of Directors, primarily through the Audit Committee, oversees our enterprise risk management program, including cybersecurity risks. The enterprise risk management program is utilized in making decisions with respect to our Company’s priorities, resource allocation, and oversight structures. Our CIDO and/or Director of Information Security and Compliance deliver updates on the Cybersecurity Program to our Board of Directors semi-annually, including with respect to significant projects and initiatives. These updates consist of a report to the full Board of Directors and to the Audit Committee, and cover a wide range of topics, including evolving regulations and standards, vulnerability assessments, mitigation strategies, third-party and independent reviews, the evolving threat environment, technological and industry trends, and information security considerations arising with respect to our Company’s peers and other third parties. Our CIDO and/or Director of Information Security and Compliance will also provide reports of material cybersecurity incidents or other relevant developments to our Board of Directors and Audit Committee as and when needed. Furthermore, our CIDO and/or Director of Information Security and Compliance provide periodic updates to our senior management regarding cybersecurity risks, as well as interim updates during regular meetings with our leadership team.
For a discussion regarding risks from cybersecurity threats that have or are reasonably likely to materially affect our Company, see the risk factor titled “A significant disruption in, or breach in security of, our information technology systems or violations of data protection laws could materially adversely affect our business and reputation” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Item 2. Properties
We operate various general offices and manufacturing facilities throughout North America, Europe and Asia. The following table provides certain information about the material general offices and manufacturing facilities used by our operating segments:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned	Operating Segment
North America
Chandler, Arizona	147,000	Manufacturing / Administrative Offices / Innovation Center	Owned	AES
Chandler, Arizona	105,100	Manufacturing	Owned	AES
Chandler, Arizona	75,000	Administrative Offices	Owned	All
Chandler, Arizona	17,000	Warehouse	Leased through 3/2026	AES
Rogers, Connecticut	388,100	Manufacturing / Administrative Offices / Innovation Center	Owned	All
Woodstock, Connecticut	150,600	Manufacturing	Owned	EMS
Carol Stream, Illinois	216,600	Manufacturing	Owned	EMS
Bear, Delaware	125,000	Manufacturing	Owned	All
Narragansett, Rhode Island	84,600	Manufacturing	Owned	EMS
Apodoca, Mexico*	61,500	Manufacturing	Leased through 1/2034	AES
Europe
Eschenbach, Germany	149,000	Manufacturing	Owned	AES
Eschenbach, Germany	13,000	Warehouse	Leased through 12/2025	AES
Eschenbach, Germany	24,100	Warehouse / Innovation Center	Leased through 11/2025	AES
Evergem, Belgium	116,500	Manufacturing / Administrative Offices	Owned	All
Evergem, Belgium	88,200	Warehouse	Leased through 6/2027	AES
Budapest, Hungary	46,800	Manufacturing	Leased through 2/2027	AES
Blackburn, England	58,000	Manufacturing / Warehouse	Owned	EMS
Blackburn, England	9,000	Warehouse	Leased through 8/2029	EMS
Asia
Suzhou, China	682,000	Manufacturing / Administrative Offices / Innovation Center	Owned	All
Suzhou, China	77,000	Manufacturing	Leased through 12/2031	EMS
Suzhou, China	75,000	Manufacturing	Leased through 5/2033	EMS
Suzhou, China	164,000	Manufacturing	Leased through 9/2033	AES
Suzhou, China	27,000	Manufacturing	Leased through 5/2027	EMS
Siheung, South Korea	17,500	Manufacturing	Leased though 5/2025	EMS
Ansan, South Korea	51,300	Manufacturing	Leased through 9/2030	EMS
* Rogers Corporation is a guarantor to this lease, which commenced in September 2024, to establish a premise of operations for our manufacturing operations through a shelter agreement in Mexico.
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
Our capital stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 21, 2025, we had 250 shareholders of record. The actual number of holders of our capital stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Performance Graph
The following graph compares the cumulative total return on our capital stock over the past five fiscal years with the cumulative total return on the S&P 500 Industrials Index and the S&P Small Cap 600 Electronic Equipment, Instruments & Components Index. The graph tracks the performance of a $100 investment in our capital stock and in each of the indexes (with the reinvestment of all dividends) on the date specified.
Issuer Purchases of Equity Securities
In 2015, we initiated a share repurchase program of up to $100.0 million of our capital stock to mitigate the dilutive effects of stock options exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. Our share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. There were

0.2 million shares repurchased for a total value of $19.8 million in 2024. There were no shares repurchased in 2023. There were 0.2 million shares repurchased for a total value of $25.0 million in 2022. As of December 31, 2024, $104.2 million remained available to purchase under our share repurchase program. For additional information regarding share repurchases, refer to “Note 12 – Capital Stock and Equity Compensation” to “Item 8. Financial Statements and Supplementary Data.”

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
March 1, 2024 to March 31, 2024	1,500	$109.92	1,500	$23.8
April 1, 2024 to April 30, 2024	70,893	$108.79	70,893	$116.2
December 1, 2024 to December 31, 2024	116,045	$103.58	116,045	$104.2
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Position
The following discussion and analysis of our results of operations and financial position should be read together with our consolidated financial statements and accompanying notes, which are contained in “Item 8. Financial Statements and Supplementary Data.”
The discussion of the comparison of our 2023 and 2022 results was previously disclosed within the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024 and has been omitted from this section pursuant to Instruction 1 to Item 303(b) of Regulation S-K, except the Operating Segment Net Sales and Gross Margin section, which has been recast due to changes resulting from the adoption of ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.
Company Overview and Strategy
We design, develop, manufacture and sell high-performance and high-reliability engineered materials and components to meet our customers’ challenges. We operate two strategic operating segments: AES and EMS. Our remaining operations, which represent non-core businesses, are reported in our Other operating segment. We are headquartered in Chandler, Arizona.
Our growth and profitability strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. Our priorities in executing this strategy are focused on driving near-term improvements to profitability and improving the growth outlook for the Company over the next several years by further strengthening our focus on our portfolio and commercial activities, optimizing our global capacity to meet customer demand and driving innovation.
As a market-driven organization, we are focused on capitalizing on growth opportunities in several different end markets. This includes the automotive industry, where there are market opportunities resulting from the increasing electrification of vehicles, and in the expanding use of ADAS. Other opportunities are driven by the advancement of communication systems in aerospace and defense, the growth of next-generation smartphones in the portable electronics industry, and the continued expansion of renewable energy. In addition to our focus on these markets, we sell into a variety of other markets, including general industrial, wireless infrastructure and mass transit.
Our growth strategy is based on addressing trends in these markets and applying our repeatable customer engagement process. Our sales engineers and technical service employees work closely with our customers to understand their complex challenges. They then leverage our innovation and technology capabilities and deep applications expertise to provide unique solutions to customers’ challenges. In addition to these capabilities, our strategy for success is also built on our reputation for high performance and reliability, trusted customer relationships and an expansive product portfolio. Through this strategy we expect to be able to drive further commercial wins, which provide the potential for higher growth in the future. This growth strategy is enabled by both organic and inorganic investments from which we strive to ensure high-quality solutions for our customers.
Our operational excellence efforts are focused on driving ongoing cost structure improvements to further enhance our profitability. These efforts include focusing on improving yields, throughput, procurement capabilities, and manufacturing processes. We have also taken specific cost improvement actions in recent quarters that have and will benefit our performance. These actions include optimizing our manufacturing footprint, divesting non-core product lines and reducing manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
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
If we are able to successfully execute on our strategy, we see an opportunity, over the next several years, to meaningfully increase revenues from current levels and further improve profitability. The increase in revenues is expected to come from a combination of organic growth and targeted acquisitions. This outlook is supported by our participation in a number of growth markets and by our competitive positions in these markets. The fastest growing market opportunity is expected to be EV/HEV where third-party analysis projects that the market will increase at a compound annual growth rate of between 10% and 15% over the next several years. Within the EV/HEV market, we believe our advanced battery cell pads and ceramic substrates provide multiple content opportunities to capitalize on this growth. Other markets with good growth trajectories include ADAS, aerospace and defense, portable electronics and renewable energy.

Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In 2024 as compared to 2023, our net sales decreased by 8.6% to $830.1 million, our gross margin decreased 40 basis points to 33.4% from 33.8%, and operating income as a percentage of net sales decreased 640 basis points to 3.0% from 9.4%.
•We entered into and executed the JV Separation Agreement with INOAC, which resulted in gains of $7.7 million recorded in Other income (expense), net.
•We recognized restructuring charges of $16.2 million in 2024 primarily related to our manufacturing footprint consolidation plan and our reduction in global workforce plan.
•We recognized impairment charges of $7.9 million in 2024, primarily related to our new ERP system still in development.
•We made $30.0 million of discretionary principal payments on our revolving credit facility in 2024.
•We repurchased 0.2 million shares of our capital stock for $19.8 million in 2024.
Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	2024	2023
Net sales	100.0%	100.0%
Gross margin	33.4%	33.8%

Selling, general and administrative expenses	23.3%	22.2%
Research and development expenses	4.2%	3.9%
Restructuring and impairment charges	2.9%	1.9%
Other operating (income) expense, net	—%	(3.6)%
Operating income	3.0%	9.4%

Equity income in unconsolidated joint ventures	0.2%	0.2%
Other income (expense), net	1.0%	(0.1)%
Interest expense, net	(0.1)%	(1.1)%
Income before income tax expense	4.1%	8.4%
Income tax expense	1.0%	2.2%
Net income	3.1%	6.2%
Net Sales and Gross Margin

(Dollars in millions)	2024	2023
Net sales	$830.1	$908.4
Gross margin	$277.1	$307.1
Percentage of net sales	33.4%	33.8%
Net sales decreased by 8.6% in 2024 compared to 2023. Our AES and EMS operating segments had net sales decreases of 11.3% and 4.8%, respectively. The decrease in net sales was primarily due to lower net sales in the EV/HEV, industrial, ADAS and renewable energy markets, partially offset by higher net sales in the wireless infrastructure and aerospace and defense markets. We experienced lower EV/HEV net sales in our AES operating segment as customers continued to manage inventory levels and adjusted to softer end market demand and we experienced lower industrial net sales in our EMS operating segment primarily due to the non-recurrence of a one-time bulk purchase by a customer in 2023.
Gross margin in 2024 declined due to lower volume and unfavorable mix, partially offset by reduction in manufacturing spend, scrap and yield improvements and lower inventory reserves provisions. Gross margin as a percentage of net sales decreased 40 basis points to 33.4% in 2024 compared to 33.8% in 2023.

Selling, General and Administrative Expenses

(Dollars in millions)	2024	2023
Selling, general and administrative expenses	$193.4	$202.3
Percentage of net sales	23.3%	22.2%
SG&A expenses decreased 4.4% in 2024 from 2023, primarily due to a $9.5 million decrease in professional services expense, partially offset by the non-recurrence of the $0.7 million gain on the sale of our high-performance engineered cellular elastomer business in 2023.
The decrease in professional services expense was primarily attributable to the non-recurrence of the $7.6 million of non-routine shareholder advisory costs and the $1.1 million of expenses in connection with the sale of our high-performance engineered cellular elastomer business, both of which were incurred in 2023.
Research and Development Expenses

(Dollars in millions)	2024	2023
Research and development expenses	$34.6	$35.7
Percentage of net sales	4.2%	3.9%
R&D expenses decreased 3.1% in 2024 from 2023, primarily due to a $1.0 million decrease in compensation and benefits and a $0.8 million decrease in professional services expense, partially offset by a $0.7 million increase in trial costs for alternative raw materials.
Restructuring and Impairment Charges and Other Operating (Income) Expense, Net

(Dollars in millions)	2024	2023
Restructuring and impairment charges	$24.1	$16.9
Other operating (income) expense, net	$0.1	$(33.1)
We recognized $16.2 million and $16.9 million of restructuring charges in 2024 and 2023, respectively. The restructuring charges in 2024 were related to manufacturing footprint consolidation efforts, which impacted our Evergem, Belgium facility, along with the reduction in global workforce plan announced in November 2024 and the R&D facility exit plan announced in June 2024. The restructuring charges in 2023 were related to the reduction in global workforce and facility consolidation plans announced in February 2023. We recognized $7.9 million of impairment charges in 2024, which were primarily related to our new ERP system still in development.
With respect to other operating (income) expense, net, we recognized expense of $0.1 million and income of $33.1 million in 2024 and 2023, respectively. The income recognized in 2023 was primarily related to insurance recoveries from the fire at our UTIS manufacturing facility in Ansan, South Korea.
For additional information, refer to “Note 14 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
Equity Income in Unconsolidated Joint Ventures

(Dollars in millions)	2024	2023
Equity income in unconsolidated joint ventures	$1.4	$1.8
Up until November 5, 2024, we had two unconsolidated JVs, each 50% owned: RIC and RIS. Equity income in those unconsolidated JVs decreased 22.2% in 2024 from 2023 due to lower net sales for RIC and RIS, which was primarily driven by the portable electronics market in Asia, a change in the business model for RIS to subcontracting manufacturing in the second half of 2023, as well as the discontinuation of the JV relationships in November 2024. For additional information, refer to “Note 16 – Mergers and Acquisitions” to “Item 8. Financial Statements and Supplementary Data.”
Other Income (Expense), Net

(Dollars in millions)	2024	2023
Other income (expense), net	$8.8	$(0.7)
Other income (expense), net increased to $8.8 million of income in 2024 compared to $0.7 million of expense in 2023. The increase was due to the recognition of $7.7 million of gains in connection to the execution of the JV Separation Agreement with INOAC, as well as a favorable year-over-year change in impacts from our foreign currency transactions, partially offset by an unfavorable year-over-year change in impacts from our foreign currency derivatives.

Interest Expense, Net

(Dollars in millions)	2024	2023
Interest expense, net	$(0.8)	$(10.1)
Interest expense, net, decreased by $9.3 million in 2024 from 2023, due to a lower weighted-average outstanding balance for our borrowings under our revolving credit facility.
Income Tax Expense

(Dollars in millions)	2024	2023
Income tax expense	$8.2	$19.7
Effective tax rate	23.9%	25.8%
Our effective income tax rate for 2024 was 23.9% compared to 25.8% for 2023. The decrease from 2023 was primarily due to the (i) release of valuation allowance against certain NOLs, (ii) JV Separation which did not have a corresponding tax gain and (iii) favorable releases of uncertain tax positions, offset by (iv) increased non-deductible equity compensation.
Operating Segment Net Sales and Gross Margin
Advanced Electronics Solutions

(Dollars in millions)	2024	2023	2022
Net sales	$452.2	$509.7	$530.2
Gross margin	$132.6	$157.6	$171.5
Percentage of net sales	29.3%	30.9%	32.3%
Our AES operating segment net sales decreased by 11.3% in 2024 compared to 2023. The decrease in net sales was primarily driven by lower net sales in the EV/HEV, industrial power systems, ADAS and renewable energy markets, partially offset by higher net sales in the wireless infrastructure and aerospace and defense markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to softer end market demand.
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
Our AES operating segment gross margin in 2024 declined due to lower volume and unfavorable mix, which was partially offset by lower manufacturing spend. As a percentage of net sales, gross margin in 2024 was 29.3% as compared to 30.9% in 2023.
Our AES operating segment gross margin in 2023 declined due to lower volumes and unfavorable mix, unfavorable yield performance and higher inventory reserves provisions, which was partially offset by lower freight, duties and tariffs costs, lower raw material costs and favorable factory optimization efforts. As a percentage of net sales, gross margin in 2023 was 30.9% as compared to 32.3% in 2022.
Elastomeric Material Solutions

(Dollars in millions)	2024	2023	2022
Net sales	$360.9	$379.0	$420.0
Gross margin	$138.5	$142.0	$141.6
Percentage of net sales	38.4%	37.5%	33.7%
Our EMS operating segment net sales decreased by 4.8% in 2024 compared to 2023. The decrease in net sales was primarily driven by lower net sales in the industrial market, partially offset by higher net sales in the EV/HEV market. We experienced lower industrial net sales primarily due to the non-recurrence of a one-time bulk purchase by a customer in 2023.
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

Our EMS operating segment gross margin in 2024 improved due to scrap and yield improvements and lower inventory reserves provisions, which was partially offset by lower volume and unfavorable mix. As a percentage of net sales, gross margin in 2024 was 38.4% as compared to 37.5% in 2023.
Our EMS operating segment gross margin in 2023 improved due to lower freight, duties and tariffs costs, lower raw material costs and favorable factory optimization efforts, which was partially offset by lower volumes, unfavorable yield performance and higher inventory reserves provisions. As a percentage of net sales, gross margin in 2023 was 37.5% as compared to 33.7% in 2022.
Other

(Dollars in millions)	2024	2023	2022
Net sales	$17.0	$19.7	$21.0
Gross margin	$6.0	$7.5	$7.9
Percentage of net sales	35.3%	38.1%	37.6%
Net sales in our Other operating segment decreased by 13.7% in 2024 from 2023. Our Other operating segment gross margin in 2024 declined due to unfavorable impacts from lower volume and unfavorable factory utilization. As a percentage of net sales, gross margin in 2024 was 35.3%, an approximately 280 basis point decrease as compared to 38.1% in 2023.
Net sales in our Other operating segment decreased by 6.2% in 2023 from 2022. Net sales were unfavorably impacted by foreign currency fluctuations of $0.4 million, or 2.0%, due to the depreciation in value of Chinese renminbi relative to the U.S. dollar. Our Other operating segment gross margin improved in 2023 due to lower freight, duties and tariffs costs, partially offset by lower volume and unfavorable factory utilization. As a percentage of net sales, gross margin in 2023 was 38.1%, an approximately 50 basis point increase as compared to 37.6% in 2022.
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

	As of December 31,
(Dollars in millions)	2024	2023
U.S.	$84.7	$60.0
Europe	37.4	37.6
Asia	37.7	34.1
Total cash and cash equivalents	$159.8	$131.7
Approximately $75.1 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of December 31, 2024. We did not make any changes in 2024 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents is held, we continue to assert that historical foreign earnings are indefinitely reinvested.
Net working capital was $370.4 million and $410.5 million as of December 31, 2024 and 2023, respectively.
Key Financial Position Accounts

	As of December 31,
(Dollars in millions)	2024	2023
Cash and cash equivalents	$159.8	$131.7
Accounts receivable, net	135.3	161.9
Inventories, net	142.3	153.5
Borrowings under revolving credit facility	—	30.0

Significant changes in our statement of financial position accounts from December 31, 2023 to December 31, 2024 were as follows:
•Cash and cash equivalents were $159.8 million as compared to $131.7 million as of December 31, 2023, an increase of $28.1 million, or 21.3%. This increase was primarily due to $127.1 million of net cash flow provided by operations, partially offset by $56.1 million in capital expenditures, $30.0 million in discretionary principal payments on our revolving credit facility, $19.8 million in share repurchases and $1.4 million in tax payments related to net share settlement of equity awards.
•Accounts receivable, net decreased 16.4% to $135.3 million as of December 31, 2024, from $161.9 million as of December 31, 2023. The decrease from year-end was primarily due to lower net sales at the end of 2024 compared to at the end of 2023 and lower days sales outstanding, as well as a $4.1 million receipt of previously recognized UTIS fire insurance receivables for our business interruption claims.
•Inventories, net decreased 7.3% to $142.3 million as of December 31, 2024, from $153.5 million as of December 31, 2023, primarily driven by lower raw materials and work-in-process levels, combined with higher inventory reserves provisions, partially offset by higher finished goods levels.
•Borrowings under revolving credit facility were nil as of December 31, 2024, compared to $30.0 million as of December 31, 2023. The decrease was due to $30.0 million in discretionary principal payments on our revolving credit facility made in early 2024. For additional information regarding this facility, as well as the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”

(Dollars in millions)	Year Ended December 31,
Key Cash Flow Measures:	2024	2023
Net cash provided by operating activities	$127.1	$131.4
Net cash used in investing activities	(45.6)	(47.9)
Net cash used in financing activities	(50.1)	(190.3)
In 2025, we expect capital spending to be in the range of approximately $40.0 million to $50.0 million, of which we are contractually committed to $2.9 million as of December 31, 2024. We plan to fund our capital spending in 2025 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Excluding $3.0 million of inventory purchase commitments, there are no contractual obligations requiring material cash requirements in 2025 and beyond, excluding those already noted, including those related to our outstanding borrowings under our revolving credit facility, our operating and finance lease obligations and our pension benefit and other postretirement benefit obligations, which are discussed in “Note 9 – Debt,” “Note 6 – Leases” and “Note 8 – Postretirement Benefits,” to “Item 8. Financial Statements and Supplementary Data,” respectively.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Restriction on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2024. For additional information regarding the Fifth Amended Credit Agreement, refer to “Note 9 – Debt” to “Item 8. Financial Statements and Supplementary Data.”
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and believe that appropriate reserves have been established using reasonable methodologies and appropriate assumptions based on facts and circumstances that are known; however, actual results may differ from these estimates under different assumptions or conditions. Certain accounting policies may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. A summary of our critical accounting estimates is presented below:

Product Liabilities
We endeavor to maintain insurance coverage with reasonable deductible levels to protect us from potential exposures to product liability claims. Any liability associated with such claims is based on management’s best estimate of the potential claim value, while insurance recoverables associated with related claims are not recorded until verified by the insurance carrier.
For asbestos-related claims, we recognize projected asbestos liabilities and related insurance recoverables, with any difference between the liability and related insurance recoverable recognized as an expense in the consolidated statements of operations. Our estimates of asbestos-related contingent liabilities and related insurance recoverables are based on a claim projection analysis and an insurance usage analysis prepared annually by third parties. The claim projection analysis contains numerous assumptions, including number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these assumptions are subject to even greater uncertainty as the projection period lengthens. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
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
As of December 31, 2024, the estimated liabilities and estimated insurance recoveries for all current and future indemnity and defense costs projected through 2064 were $57.5 million and $52.3 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
•Foreign Currency Risk
Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we operate. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the euro, the Chinese renminbi, the British pound, the Japanese yen, the South Korean won and certain other currencies. We seek to mitigate exposure to variability in currency exchange rates, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further seek to mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks on specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2024, a 10% strengthening of the U.S. dollar relative to other currencies would have resulted in a decrease to net sales and net income of approximately $8.6 million and $4.1 million, respectively, while a 10% weakening of the U.S. dollar relative to other currencies would have resulted in an increase to net sales and net income of approximately $10.5 million and $4.9 million, respectively. These impacts are not reflective of the effects of our foreign currency forward contracts.
•Interest Rate Risk
As of December 31, 2024, we had no borrowings outstanding under our revolving credit facility. The interest charged on these borrowings fluctuates with movements in the benchmark SOFR. As of December 31, 2024, the interest rate on our revolving credit facility was 6.30%, and a 100-basis point increase in SOFR would have increased the amount of interest expense by an immaterial amount for the year ended December 31, 2024.
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
For additional discussion, refer to “Note 3 – Derivatives and Hedging” to “Item 8. Financial Statements and Supplementary Data.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 238)

To the Board of Directors and Shareholders of Rogers Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Rogers Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Asbestos-Related Liabilities and Insurance Recoverables
As described in Notes 1 and 10 to the consolidated financial statements, the Company's consolidated asbestos-related liabilities and asbestos-related insurance recoverables balances were $57.5 million and $52.3 million, respectively, as of December 31, 2024. Management reviews the asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time management would analyze these projections. Management recognizes a liability for asbestos-related contingencies that are probable of occurrence and reasonably estimable.
In connection with the recognition of liabilities for asbestos-related matters, management records asbestos-related insurance recoverables that are deemed probable. Management's estimates of asbestos-related contingent liabilities and related insurance recoverables are based on a claim projection analysis and an insurance usage analysis, respectively, prepared annually by third parties. The claim projection analysis contains numerous assumptions, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
The principal considerations for our determination that performing procedures relating to asbestos-related liabilities and insurance recoverables is a critical audit matter are (i) the significant judgement by management when determining the asbestos-related liabilities and insurance recoverables; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates used in the claim projection analysis; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the analyses of the asbestos-related liabilities and insurance recoverables. These procedures also included, among others (i) testing management's process for determining the asbestos-related liabilities and insurance recoverables estimates; (ii) evaluating the appropriateness of the claim projection and insurance usage analyses; (iii) testing the completeness and accuracy of the underlying data used in the analyses; and (iv) evaluating the reasonableness of significant assumptions used by management related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates. Professionals with specialized skill and knowledge were used to assist in evaluating management's analyses and significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 26, 2025

We have served as the Company’s auditor since 2015.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the fiscal years in the three-year period ended December 31, 2024

(Dollars and shares in millions, except per share amounts)	2024	2023	2022
Net sales	$830.1	$908.4	$971.2
Cost of sales	553.0	601.3	650.2
Gross margin	277.1	307.1	321.0

Selling, general and administrative expenses	193.4	202.3	218.8
Research and development expenses	34.6	35.7	35.2
Restructuring and impairment charges	24.1	16.9	66.6
Other operating (income) expense, net	0.1	(33.1)	(144.0)
Operating income	24.9	85.3	144.4

Equity income in unconsolidated joint ventures	1.4	1.8	4.4
Other income (expense), net	8.8	(0.7)	1.1
Interest expense, net	(0.8)	(10.1)	(9.5)
Income before income tax expense	34.3	76.3	140.4
Income tax expense	8.2	19.7	23.8
Net income	$26.1	$56.6	$116.6

Basic earnings per share	$1.40	$3.04	$6.21
Diluted earnings per share	$1.40	$3.03	$6.15

Shares used in computing:
Basic earnings per share	18.6	18.6	18.8
Diluted earnings per share	18.6	18.7	19.0
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the fiscal years in the three-year period ended December 31, 2024

(Dollars in millions)	2024	2023	2022
Net income	$26.1	$56.6	$116.6

Foreign currency translation adjustment	(29.9)	18.8	(40.0)
Pension and other postretirement benefits:
Actuarial net gain (loss) incurred, net of tax (Note 2)	0.7	(0.4)	(0.2)
Pension settlement charges, net of tax (Note 2)	—	0.1	—
Amortization of loss, net of tax (Note 2)	0.3	0.3	0.2
Other comprehensive income (loss)	(28.9)	18.8	(40.0)
Comprehensive income (loss)	$(2.8)	$75.4	$76.6
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(Dollars and share amounts in millions, except par value of capital stock)	2024	2023
Assets
Current assets
Cash and cash equivalents	$159.8	$131.7
Accounts receivable, less allowance for credit losses of $1.5 and $1.1	135.3	161.9
Contract assets	23.7	45.2
Inventories, net	142.3	153.5
Asbestos-related insurance recoverables, current portion	4.3	4.3
Other current assets	28.5	30.3
Total current assets	493.9	526.9
Property, plant and equipment, net of accumulated depreciation of $390.8 and $385.7	365.1	366.3
Operating lease right-of-use assets	24.1	18.9
Goodwill	357.6	359.8
Other intangible assets, net of amortization	110.3	123.9
Asbestos-related insurance recoverables, non-current portion	48.0	52.2
Investments in unconsolidated joint ventures	—	11.1
Deferred income taxes	61.5	49.7
Other long-term assets	20.6	8.4
Total assets	$1,481.1	$1,517.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$48.1	$50.3
Accrued employee benefits and compensation	41.5	31.1
Accrued income taxes payable	7.7	2.0
Operating lease obligations, current portion	4.0	3.5
Asbestos-related liabilities, current portion	5.4	5.5
Other accrued liabilities	16.8	24.0
Total current liabilities	123.5	116.4
Borrowings under revolving credit facility	—	30.0
Operating lease obligations, non-current portion	20.6	15.4
Asbestos-related liabilities, non-current portion	52.1	56.0
Non-current income tax	5.7	7.2
Deferred income taxes	18.0	22.9
Other long-term liabilities	9.6	10.3
Commitments and contingencies (Note 6 and Note 10)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 18.5 and 18.6 shares issued and outstanding, respectively	18.5	18.6
Additional paid-in capital	147.3	151.8
Retained earnings	1,181.1	1,155.0
Accumulated other comprehensive loss	(95.3)	(66.4)
Total shareholders' equity	1,251.6	1,259.0
Total liabilities and shareholders' equity	$1,481.1	$1,517.2
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the fiscal years in the three-year period ended December 31, 2024

(Dollars and share amounts in millions)	2024	2023	2022
Capital Stock
Balance, beginning of period	$18.6	$18.6	$18.7
Shares issued for vested restricted stock units, net of shares withheld for taxes	0.1	—	0.1
Shares issued for employee stock purchase plan	—	—	—
Shares repurchased	(0.2)	—	(0.2)
Other capital stock activity	—	—	—
Balance, end of period	18.5	18.6	18.6
Additional Paid-In Capital
Balance, beginning of period	151.8	140.7	163.6
Shares issued for vested restricted stock units, net of shares withheld for taxes	(1.5)	(3.2)	(10.9)
Shares issued for employee stock purchase plan	1.5	—	—
Equity compensation expense	15.1	14.3	11.8
Shares repurchased	(19.6)	—	(24.8)
Other additional paid-in capital activity	—	—	1.0
Balance, end of period	147.3	151.8	140.7
Retained Earnings
Balance, beginning of period	1,155.0	1,098.4	981.8
Net income	26.1	56.6	116.6
Balance, end of period	1,181.1	1,155.0	1,098.4
Accumulated Other Comprehensive Loss
Balance, beginning of period	(66.4)	(85.2)	(45.2)
Other comprehensive income (loss)	(28.9)	18.8	(40.0)
Balance, end of period	(95.3)	(66.4)	(85.2)
Total Shareholders’ Equity	$1,251.6	$1,259.0	$1,172.5
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2024

(Dollars in millions)	2024	2023	2022
Operating Activities:
Net income	$26.1	$56.6	$116.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49.4	51.1	45.9
Equity compensation expense	15.1	14.3	11.8
Deferred income taxes	(17.3)	(3.6)	(20.6)
Equity in undistributed income of unconsolidated joint ventures	(1.4)	(1.8)	(4.4)
Dividends received from unconsolidated joint ventures	2.5	4.3	4.7
Gain on JV Separation Agreement transactions	(7.7)	—	—
Gain on sale of business	—	(0.7)	—
(Gain) loss on sale or disposal of property, plant and equipment	0.1	(2.6)	0.5
Impairment charges	7.9	—	65.1
Other non-cash charges, net	2.5	0.6	0.4
Changes in assets and liabilities:
Accounts receivable	19.0	(10.8)	(32.3)
Proceeds from insurance related to operations	4.1	25.6	1.2
Contract assets	20.2	(5.9)	(3.9)
Inventories, net	7.5	28.3	(51.6)
Other current assets	2.8	4.2	(6.3)
Accounts payable and other accrued expenses	4.0	(26.6)	(8.8)
Other, net	(7.7)	(1.6)	11.2
Net cash provided by operating activities	127.1	131.4	129.5

Investing Activities:
Capital expenditures	(56.1)	(57.0)	(116.8)
Acquisition of business, net of cash received	—	—	(3.6)
Disposition of business	—	1.7	—
Net cash from JV Separation Agreement transactions	8.1	—	—
Proceeds from the sale of marketable equity securities	1.5	—	—
Purchases of marketable equity securities	(0.5)	—	—
Proceeds from the sale of property, plant and equipment, net	1.4	5.6	—
Proceeds from insurance claims	—	1.8	7.3
Net cash used in investing activities	(45.6)	(47.9)	(113.1)

Financing Activities:
Proceeds from borrowings under revolving credit facility	—	—	100.0
Repayment of debt principal and finance lease obligations	(30.4)	(185.4)	(75.3)
Line of credit issuance costs	—	(1.7)	—
Payments of taxes related to net share settlement of equity awards	(1.4)	(3.2)	(10.8)
Proceeds from issuance of shares to employee stock purchase plan	1.5	—	1.0
Share repurchases	(19.8)	—	(25.0)
Net cash used in financing activities	(50.1)	(190.3)	(10.1)

Effect of exchange rate fluctuations on cash	(3.3)	2.6	(2.7)

Net increase (decrease) in cash and cash equivalents	28.1	(104.2)	3.6
Cash and cash equivalents at beginning of period	131.7	235.9	232.3
Cash and cash equivalents at end of period	$159.8	$131.7	$235.9

Supplemental Disclosures:
Accrued capital additions	$8.4	$5.9	$6.7
Cash paid during the year for:
Interest, net of amounts capitalized	$1.7	$10.4	$9.7
Income taxes, net of refunds	$19.5	$6.9	$60.8
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
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, automotive (e.g., ADAS), aerospace and defense (e.g., antenna systems, communication systems and phased array radar systems), renewable energy (e.g., wind and solar), wireless infrastructure (e.g., power amplifiers, antennas and small cells), mass transit, industrial (e.g., variable frequency drives), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and internet protocol infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, IsoClad® Series, MAGTREX®, IM Series™, 2929 Bondply, SpeedWave® Prepreg, RO4400™/RO4400T™ Series and Radix™. As of December 31, 2024, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Suzhou, China; Budapest, Hungary; Evergem, Belgium; and Apodoca, Mexico.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, XRD®, Silicone Engineering and R/bak®. As of December 31, 2024, our EMS operating segment had manufacturing and administrative facilities in Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Evergem, Belgium; Blackburn, England; Siheung, South Korea; and Suzhou, China.
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
Summary of Significant Accounting Policies
Cash and Cash Equivalents
Highly liquid investments with original maturities of three months or less are considered cash and cash equivalents. These investments are stated at cost, which approximates fair value.

Foreign Currency
All balance sheet accounts of foreign subsidiaries are translated or remeasured at exchange rates in effect at each year end, and income statement items are translated using the average exchange rates for the year. Translation adjustments for those entities that operate under a local currency are recorded directly to a separate component of shareholders’ equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are recorded in the “Other income (expense), net” line item in the consolidated statements of operations. Currency transaction gains and losses are recorded as income or expense, respectively, in the “Other income (expense), net” line item in the consolidated statements of operations. For the financial statement impacts, refer to Other Income (Expense), net table in “Note 14 – Supplemental Financial Information.”
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
Inventories
Inventories are stated at the lower of cost or net realizable value with costs determined primarily on a first-in, first-out basis. We record allowances for estimated losses due to excess, obsolete and slow-moving inventory that is determined for groups of products based on purchases in the recent past and/or expected future demand, as well as market conditions, design cycles and other economic factors. Abnormal amounts of idle facility expense and waste are not capitalized in inventory. The allocation of fixed production overheads to the inventory cost is based on the normal capacity of the production facilities.
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
Software Costs
We capitalize certain internal and external costs of computer software developed or obtained for internal use, principally related to software coding, software configuration, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years. Our capitalized software and development costs contained in “Property, plant and equipment, net” line item in the consolidated statements of financial position, as of December 31, 2024 and 2023, consisted of the following:

(Dollars in millions)	2024	2023
Capitalized software	$13.8	$17.4
Accumulated amortization	(12.7)	(11.0)
Software in-process	57.5	55.7
Capitalized software, net	$58.6	$62.1

The December 31, 2024 and 2023 balances were almost entirely attributable to our new ERP system still in development, for which useful lives will be determined upon implementation/completion of the project.
Additionally, we had a $6.0 million net balance as of December 31, 2024 related to our cloud computing arrangements, which was contained in “Other long-term assets” and “Other current assets” line items in the consolidated statements of financial position.
Leases
We determine whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.
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
We currently have four reporting units with goodwill: RF Solutions, EMS, curamik® and Elastomer Components Division. Consistent with historical practice, the annual impairment test on these reporting units was performed as of November 30, 2024. In 2024, we elected to utilize a qualitative assessment. There were no impairment charges resulting from our goodwill impairment assessment for the year ended December 31, 2024. Our RF Solutions, EMS, curamik® and ECD reporting units had allocated goodwill of $51.7 million, $241.7 million, $62.0 million and $2.2 million, respectively, as of December 31, 2024.
Indefinite-lived other intangible assets are evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired, by first performing a qualitative assessment to determine whether a quantitative indefinite-lived other intangible asset impairment assessment is necessary. If it is determined, based on qualitative factors, the fair value of the indefinite-lived other intangible asset may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the indefinite-lived other intangible asset have occurred that could materially impact fair value, a quantitative indefinite-lived other intangible asset impairment assessment would be required. We can elect to forgo the qualitative assessment and perform a quantitative assessment. The quantitative assessment compares the fair value of the indefinite-lived other intangible asset with its carrying amount. The application of the quantitative assessment requires significant judgment, including determining the fair value of each indefinite-lived other intangible asset. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our indefinite-lived other intangible assets impairment assessment for the year ended December 31, 2024. Our curamik® reporting unit had an indefinite-lived other intangible asset of $4.1 million as of December 31, 2024.
Definite-lived other intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The recoverability test involves comparing the estimated sum of the undiscounted cash flows for each definite-lived other intangible asset to its respective carrying value. If a definite-lived other intangible asset’s carrying value is greater than the sum of its undiscounted cash flows, then the definite-lived other intangible asset’s carrying value is compared to its estimated fair value and an impairment charge is recognized for the excess and charged to operations. The application of the recoverability test requires significant judgment, including the identification of the asset group and determination of undiscounted cash flows and fair value of the underlying definite-lived other intangible asset. Determination of undiscounted cash flows requires the use of significant estimates and assumptions, including certain financial projections. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. There were no impairment charges resulting from our definite-lived other intangible assets impairment analysis for the year ended December 31, 2024. Our EMS and curamik® reporting units had definite-lived other intangible assets of $104.0 million and $2.2 million, respectively, as of December 31, 2024.
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
Pension and Other Postretirement Benefits
We sponsor one material defined benefit pension plan, the Union Plan, which covers certain union employees, and we sponsor multiple fully insured or self-funded medical plans and fully insured life insurance plans for retirees. The Union Plan was frozen in 2013 so that future benefits no longer accrue. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, long-term rates of return on plan assets, mortality rates, and other factors. The assumptions used in these models are determined as follows: (i) the discount rate used is based on the PruCurve bond index; (ii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns; and (iii) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations. We determine these assumptions based on consultation with outside actuaries and investment advisors. Any changes in these assumptions could have a significant impact on our assets and liabilities. We review these assumptions periodically throughout the year and update as necessary.
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
Environmental and Product Liabilities
We accrue for our environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. For sites with multiple potential responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When no amount within a range of estimates is more likely to occur than another, we accrue to the low end of the range and disclose the range. When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded for the estimated insurance reimbursement amount. We are exposed to the uncertain nature inherent in such remediation and the possibility that initial estimates will not reflect the final outcome of a matter.
We review our asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these projections. We believe the assumptions made on the potential exposure and expected insurance coverage are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Our estimates of asbestos-related contingent liabilities and asbsestos-related insurance recoverables are based on a claim projection analysis and an insurance usage analysis prepared annually by third parties. The claim projection analysis contains numerous assumptions, including number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these assumptions are subject to even greater uncertainty as the projection period lengthens. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
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
Fair Value of Financial Instruments
Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the maturities of these instruments. The fair value of our borrowings under our revolving credit facility are determined using discounted cash flows based upon our estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. Based on our credit characteristics as of December 31, 2024, borrowings would generally bear interest at SOFR plus 162.5 basis points. As the current borrowings under the Fifth Amended Credit Agreement bear interest at adjusted 1-month SOFR plus 162.5 basis points, we believe the carrying value of our borrowings approximates fair value.
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

For those derivative instruments that qualify for hedge accounting treatment, if the hedge is highly effective, all changes in the fair value of the derivative hedging instrument are recorded as a component of “Other comprehensive income (loss)” in the consolidated statements of comprehensive income, with the derivative hedging instrument impacts being reclassified to earnings when the hedged item impacts earnings. For those derivative instruments that do not qualify for hedge accounting treatment, any related gains and losses are recognized as a component of “Other income (expense), net” line item in the consolidated statements of operations. For additional information, refer to “Note 3 – Derivatives and Hedging.”
Concentration of Credit and Investment Risk
We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. As of December 31, 2024 and 2023, there were no customers that individually accounted for more than 10% of total accounts receivable. We did not experience significant credit losses on customers’ accounts in 2024, 2023 or 2022.
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
Advertising Costs
Advertising costs are expensed as incurred and included in the "Selling, general and administrative expenses” line item of the consolidated statements of operations, amounted to $2.8 million, $3.5 million, and $3.3 million in 2024, 2023 and 2022, respectively.
Reclassification
Certain reclassifications have been made in the 2023 and 2022 financial statements and notes to conform to the 2024 presentation.

Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for each of the fiscal years in the two-year period ended December 31, 2024 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2022	$(75.6)	$(9.6)	$(85.2)
Other comprehensive income (loss) before reclassifications	18.8	(0.4)	18.4
Amounts reclassified to earnings	—	0.4	0.4
Net other comprehensive income (loss) for period	18.8	—	18.8
Balance as of December 31, 2023	(56.8)	(9.6)	(66.4)
Other comprehensive income (loss) before reclassifications	(26.9)	0.7	(26.2)
Amounts reclassified to earnings	(3.0)	0.3	(2.7)
Net other comprehensive income (loss) for period	(29.9)	1.0	(28.9)
Balance as of December 31, 2024	$(86.7)	$(8.6)	$(95.3)
(1) Net of taxes of $1.5 million, $1.8 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The reclassification of impacts to the consolidated statements of operations for our pension and other postretirement benefits amortization and settlements in 2024 and 2023 were as follows:

(Dollars in millions)	Financial Statement Line Item	2024	2023
Settlement charges(1)	Other income (expense), net	$—	$(0.1)
Amortization of loss(1)	Other income (expense), net	(0.5)	(0.4)
Income tax (expense) benefit	Income tax (expense) benefit	0.2	0.1
Net income	Net income	$(0.3)	$(0.4)
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (credit). For additional details, refer to “Note 8 – Postretirement Benefits.”
Note 3 – Derivatives and Hedging
Derivatives
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
As of December 31, 2024, we did not have any derivative contracts that qualified for hedge accounting treatment.
Derivative instrument gains and losses are recorded as income or expense in the “Other income (expense), net” line item in the consolidated statements of operations. For the financial statement impacts, refer to Other Income (Expense), net table in “Note 14 – Supplemental Financial Information.”
Foreign Currency
In 2024, we entered into U.S. dollar, euro, South Korean won, Hungarian forint and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in the consolidated statements of operations in the period in which the adjustment occurred.

As of December 31, 2024, the notional values of these foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$38,324,088
KRW/USD	₩	4,412,250,000
JPY/EUR		¥500,000,000
HUF/EUR	Ft	700,000,000
USD/EUR		$1,500,000
Commodity
As of December 31, 2024, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in the consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2024, the volumes of our copper contracts outstanding were as follows:

Volume of Copper Derivatives
January 2025 - March 2025	69 metric tons per month
April 2025 - June 2025	69 metric tons per month
July 2025 - September 2025	69 metric tons per month
October 2025 - December 2025	69 metric tons per month
Note 4 – Balance Sheet Items
Restricted Cash
Our restricted cash balance, which was subject to contractual restrictions and not readily available, was recorded in the “Cash and cash equivalents” line item in the consolidated statements of financial position, and served as collateral for letters of credit related to our environmental and workers’ compensation liabilities. This arrangement was terminated in the third quarter of 2024. Our restricted cash balance as of December 31, 2023 was as follows:

(Dollars in millions)	2024	2023
Restricted cash	$—	$2.2
Accounts Receivable
The “Accounts receivable, less allowance for credit losses” line item in the consolidated statements of financial position, as of December 31, 2024 and 2023, consisted of the following:

(Dollars in millions)	2024	2023
Accounts receivable - trade	$123.6	$143.2
Accounts receivable - other	11.7	18.7
Total accounts receivable	$135.3	$161.9

Contract Assets
We had contract assets primarily related to unbilled revenue for revenue recognized related to products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” line item in the consolidated statements of financial position. We did not have any contract liabilities as of December 31, 2024 or 2023. No impairment losses were recognized in 2024, 2023 or 2022 on any contract assets arising from our contracts with customers. Our contract assets by operating segment as of December 31, 2024 and 2023, were as follows:

(Dollars in millions)	2024	2023
Advanced Electronics Solutions	$18.9	$41.4
Elastomeric Material Solutions	0.7	0.4
Other	4.1	3.4
Total contract assets	$23.7	$45.2
Contract assets decreased 46% to $23.7 million as of December 31, 2024, from $45.2 million as of December 31, 2023, mainly attributable to the decrease of contract assets in our AES operating segment, which was driven by a decline in the global EV market as well as a decrease of customer orders due to inventory overstocking.
Inventories
The “Inventories, net” line item in the consolidated statements of financial position, as of December 31, 2024 and 2023, consisted of the following:

(Dollars in millions)	2024	2023
Raw materials	$62.7	$71.5
Work-in-process	41.7	45.6
Finished goods	37.9	36.4
Total inventories, net	$142.3	$153.5
Accounts Payable
The “Accounts payable” line item in the consolidated statements of financial position, as of December 31, 2024 and 2023, consisted of the following:

(Dollars in millions)	2024	2023
Accounts payable - trade	$45.6	$46.3
Accounts payable - other	2.5	4.0
Total accounts payable	$48.1	$50.3
Long-Lived Assets by Geographic Area
Our long-lived assets(1) by geographic area, as of December 31, 2024 and 2023, were as follows:

(Dollars in millions)	2024	2023
U.S.	$375.5	$384.1
England	159.6	166.7
Germany	136.4	148.9
China	107.6	83.4
Other	78.0	85.8
Total long-lived assets	$857.1	$868.9
(1) Long-lived assets are based on the location of the asset and are comprised of goodwill, other intangible assets, property, plant and equipment and right-of-use assets. Countries with 10% or more of long-lived assets have been disclosed.

Note 5 – Property, Plant and Equipment
The “Property, plant and equipment, net” line item in the consolidated statements of financial position, as of December 31, 2024 and 2023, consisted of the following:

(Dollars in millions)	2024	2023
Land and improvements	$16.1	$16.8
Buildings and improvements	189.3	177.2
Machinery and equipment	367.6	343.0
Office equipment	69.1	70.7
Property plant and equipment, gross	642.1	607.7
Accumulated depreciation	(390.8)	(385.7)
Property, plant and equipment, net	251.3	222.0
Construction in process	113.8	144.3
Total property, plant and equipment, net	$365.1	$366.3
The depreciation expense and impairment charges related to property, plant and equipment in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
Depreciation expense	$37.0	$37.7	$29.5
Impairment charges	$7.9	$—	$47.2
For additional information related to the impairment charges, refer to “Note 14 – Supplemental Financial Information.”
Note 6 – Leases
Finance Leases
We have finance leases primarily related to manufacturing equipment. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities was $0.1 million, $0.1 million and $1.7 million for 2024, 2023 and 2022, respectively. Our expenses and payments for finance leases in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
Amortization expense of finance lease right-of-use assets	$0.5	$0.6	$0.4
Interest expense on finance lease obligations	$(0.1)	$(0.1)	$—
Payments on finance lease obligations	$0.4	$0.4	$0.3
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities, as well as vehicles. Our new leases relate to facility expansion in 2024, 2023 and 2022. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities was $6.0 million, $9.6 million and $8.6 million for 2024, 2023 and 2022, respectively. Our expenses and payments for operating leases in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
Operating leases expense	$5.3	$4.1	$2.8
Short-term leases expense	$0.8	$0.7	$0.6
Payments on operating lease obligations	$4.9	$4.0	$3.1

Lease Balances in Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the consolidated statements of financial position, as of December 31, 2024 and 2023, were as follows:

(Dollars in millions)	Financial Statement Line Item	2024	2023
Finance lease right-of-use assets	Property, plant and equipment, net	$1.1	$1.5
Operating lease right-of-use assets	Operating lease right-of-use assets	$24.1	$18.9

Finance lease obligations, current portion	Other accrued liabilities	$0.4	$0.4
Finance lease obligations, non-current portion	Other long-term liabilities	$0.8	$1.1
Total finance lease obligations		$1.2	$1.5

Operating lease obligations, current portion	Operating lease obligations, current portion	$4.0	$3.5
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$20.6	$15.4
Total operating lease obligations		$24.6	$18.9
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of December 31, 2024:

	Finance			Operating
(Dollars in millions)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2025	$1.5	$(1.0)	$0.5	$5.3	$—	$5.3
2026	1.6	(1.2)	0.4	4.6	—	4.6
2027	1.4	(1.2)	0.2	3.9	—	3.9
2028	1.3	(1.2)	0.1	3.1	—	3.1
2029	1.3	(1.2)	0.1	3.1	—	3.1
Thereafter	3.6	(3.6)	—	10.7	—	10.7
Total lease payments	10.7	(9.4)	1.3	30.7	—	30.7
Less: Interest	(1.6)	1.5	(0.1)	(6.1)	—	(6.1)
Present Value of Net Future Minimum Lease Payments	$9.1	$(7.9)	$1.2	$24.6	$—	$24.6
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	2024	2023
Weighted Average Remaining Lease Term
Finance leases	3.4 years	4.0 years
Operating leases	7.3 years	7.0 years
Weighted Average Discount Rate
Finance leases	4.33%	4.14%
Operating leases	5.63%	5.35%

Note 7 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ended December 31, 2024, by operating segment, were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2023	$117.7	$239.9	$2.2	$359.8
Acquisition	—	5.0	—	5.0
Foreign currency translation adjustment	(4.1)	(3.1)	—	(7.2)
December 31, 2024	$113.6	$241.8	$2.2	$357.6
Other Intangible Assets
The “Other intangible assets, net” line item in the consolidated statements of financial position, as of December 31, 2024 and 2023, consisted of the following:

	2024			2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175.9	$96.1	$79.8	$177.9	$90.0	$87.9
Technology	75.6	60.6	15.0	77.4	58.1	19.3
Trademarks and trade names	19.1	7.7	11.4	19.4	7.4	12.0
Covenants not to compete	—	—	—	1.3	0.9	0.4
Total definite-lived other intangible assets	270.6	164.4	106.2	276.0	156.4	119.6
Indefinite-lived other intangible asset	4.1	—	4.1	4.3	—	4.3
Total other intangible assets	$274.7	$164.4	$110.3	$280.3	$156.4	$123.9
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
The amortization expense and impairment charges related to other intangible assets in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
Amortization expense	$12.4	$13.4	$16.4
Impairment charges	$—	$—	$17.9
For additional information related to the impairment charges, refer to “Note 14 – Supplemental Financial Information.” The estimated annual future amortization expense is $10.7 million, $10.3 million, $10.0 million, $7.7 million and $7.3 million in 2025, 2026, 2027, 2028 and 2029, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of December 31, 2024, by definite-lived other intangible asset class, were as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.0 years
Technology	3.1 years
Trademarks and trade names	9.3 years
Total definite-lived other intangible assets	6.7 years

Note 8 – Postretirement Benefits
Pension Plan
As of December 31, 2024, we had one qualified noncontributory defined benefit pension plan: the Union Plan. The measurement date for the plan is December 31st for each respective plan year.
Plan Assets and Plan Benefit Obligations
The following table summarizes the change in Union Plan assets and changes in benefit obligations:

(Dollars in millions)	2024	2023
Change in plan assets:
Fair value of plan assets as of January 1	$26.7	$26.3
Actual return on plan assets	0.4	1.9
Settlements	—	(0.3)
Employer contributions	—	0.3
Benefit payments	(1.7)	(1.5)
Fair value of plan assets as of December 31	$25.4	$26.7
Change in plan benefit obligations:
Fair value of plan benefit obligations as of January 1	$21.4	$21.3
Interest cost	1.0	1.1
Actuarial (gain) loss	(1.7)	0.8
Settlements	—	(0.3)
Benefit payments	(1.7)	(1.5)
Fair value of plan benefit obligations as of December 31	$19.0	$21.4

Amount overfunded	$6.4	$5.3
The decrease in our pension plan benefit obligations in 2024 was primarily driven by actuarial gains and benefit payments, partially offset by interest costs. The increase in our pension plan benefit obligations in 2023 was primarily driven by actuarial losses and interest costs, partially offset by benefit payments and settlements.
The Union Plan balances reflected in the consolidated statements of financial position, as of December 31, 2024 and 2023, consisted of the following:

(Dollars in millions)	2024	2023
Assets & Liabilities:
Non-current assets	$6.4	$5.3
Net assets	$6.4	$5.3
Accumulated Other Comprehensive Loss:
Net actuarial loss	$(10.4)	$(11.6)
Accumulated other comprehensive loss	$(10.4)	$(11.6)
The PBO, ABO, and fair value of plan assets for the Union Plan, which has plan assets in excess of its PBO or ABO as of December 31, 2024 and 2023, were as follows:

(Dollars in millions)	2024	2023
Projected benefit obligation	$19.0	$21.5
Accumulated benefit obligation	$19.0	$21.5
Fair value of plan assets	$25.4	$26.7

Components of Net Periodic Benefit Cost (Credit)
The components of the Union Plan’s net periodic benefit cost (credit) in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
Interest cost	$1.0	$1.1	$0.7
Expected return of plan assets	(1.3)	(1.4)	(1.3)
Amortization of net loss	0.5	0.5	0.4
Settlement	—	0.1	—
Net periodic benefit cost (credit)	$0.2	$0.3	$(0.2)
Plan Assumptions
The key plan assumptions for the Union Plan utilized in our annual plan measurement as of December 31, 2024 and 2023, were as follows:

	2024	2023
Weighted average assumptions used in benefit obligations:
Discount rate	5.50%	4.75%
Weighted average assumptions used in net periodic benefit costs:
Discount rate	4.75%	5.25%
Expected long-term rate of return on assets	5.22%	5.59%
The Union Plan is invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. In managing these assets and our investment strategy, we consider future cash contributions to the plan as well as the potential of the portfolio underperforming the market. We set asset allocation target ranges based on current funding status and future projections in order to mitigate the portfolio performance risk while maintaining its funded status. Fixed income securities comprise a substantial percentage of our plan assets portfolio. As of December 31, 2024 and 2023, we held approximately 90% fixed income and short-term cash securities and 10% equity securities in our portfolio.
In determining our investment strategy and calculating the net benefit cost, we utilized an expected long-term rate of return on plan assets, which was developed based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, as well as the plan’s current asset composition. To justify our assumptions, we analyzed certain data points related to portfolio performance. Based on the historical returns and the projected future returns, we determined that a target return of 5.20% is appropriate for the current portfolio.
The following table presents the fair value of the pension plan net assets by asset category and level, within the fair value hierarchy, as of December 31, 2024 and 2023:

	Fair Value of Plan Assets as of December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$21.6	$—	$21.6
Mutual funds	2.8	—	—	2.8
Pooled separate accounts	—	—	—	—
Guaranteed deposit account	—	—	1.0	1.0
Total plan assets at fair value	$2.8	$21.6	$1.0	$25.4

	Fair Value of Plan Assets as of December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$0.2	$22.3	$—	$22.5
Mutual funds	3.0	—	—	3.0
Pooled separate accounts	—	0.1	—	0.1
Guaranteed deposit account	—	—	1.1	1.1
Total plan assets at fair value	$3.2	$22.4	$1.1	$26.7

Cash Flows
We were not required to make any contributions to our qualified noncontributory defined benefit pension plan in 2024 and 2023. We made expected benefit payments for our qualified noncontributory defined benefit pension plan through the utilization of plan assets in 2024 and 2023.
The benefit payments are based on the same assumptions used to measure our benefit obligations as of December 31, 2024. The following table sets forth the expected benefit payments to be paid for the Union Plan:

(Dollars in millions)	Pension Benefits
2025	$1.7
2026	$1.7
2027	$1.7
2028	$1.6
2029	$1.6
2030-2034	$7.3
Employee Savings and Investment Plan
We sponsor the RESIP, a 401(k) plan for domestic employees. In 2024, employees could defer an amount they choose, up to the annual IRS limit of $23,000. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. We match each eligible employee’s annual pre-tax contributions at a rate of 100% for the first 1% of the employee’s salary and 50% for the next 5% of each employee’s salary for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $5.1 million, $4.6 million and $11.8 million in 2024, 2023 and 2022, respectively. The higher expense in 2022 was primarily due to a $6.5 million discretionary RESIP contribution related to the previously anticipated merger with DuPont.
Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, which provides specified deferred compensation benefits to a certain group of select employees. The deferred compensation plan is funded through a rabbi trust, which are ultimately invested in accordance with each plan participants’ selections from pre-approved funds. As of December 31, 2024 and 2023, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds and fixed income funds. Marketable securities are recorded at fair value. The following table summarizes, by major security type, our marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value of Deferred Compensation Plan as of December 31, 2024
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.6	$0.5	$—	$5.1
Level 2 Securities:
Fixed income funds	$0.2	$—	$—	$0.2
Total	$4.8	$0.5	$—	$5.3

	Fair Value of Deferred Compensation Plan as of December 31, 2023
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$5.1	$0.2	$(0.1)	$5.2
Level 2 Securities:
Fixed income funds	$0.4	$—	$—	$0.4
Total	$5.5	$0.2	$(0.1)	$5.6
Note 9 – Debt
On March 24, 2023, we entered into the Fifth Amended Credit Agreement which amends and restates the Fourth Amended Credit Agreement, and provides for (1) a revolving credit facility with up to $450.0 million of revolving loans, with sub-limits for multicurrency borrowings, letters of credit and swing-line notes, and (2) a $225.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fifth Amended Credit Agreement). The Fifth Amended Credit Agreement extended the maturity, the date on which all amounts borrowed or outstanding under the Fifth Amended Credit Agreement are due, from March 31, 2024 to March 24, 2028.
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50.0 basis points, and (3) one-month Term SOFR plus 110.0 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted Euro Interbank Offered Rate, or the Adjusted Tokyo Interbank Offered Rate (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of December 31, 2024, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25.0 to 35.0 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of December 31, 2024.
Our new borrowings under our revolving credit facility and discretionary principal payments on our revolving credit facility in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
New borrowings	$—	$—	$100.0
Discretionary principal payments	30.0	185.0	75.0
We had no outstanding borrowings under our revolving credit facility as of December 31, 2024, and $30.0 million as of December 31, 2023. We had $1.6 million and $2.1 million of outstanding line of credit issuance costs as of December 31, 2024 and 2023, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
Note 10 – Commitments and Contingencies
Legal & Environmental
We are currently engaged in the following legal and environmental proceedings:
Asbestos Products Litigation
Overview
We, like many other industrial companies, have been named as a defendant in a number of lawsuits filed in courts across the U.S. by persons alleging personal injury from exposure to products containing asbestos. We have never mined, milled, manufactured or marketed asbestos; rather, we made and provided to industrial users a limited number of products that contained encapsulated asbestos, but we stopped manufacturing these products in the late 1980s. Most of the claims filed against us involve numerous defendants, sometimes as many as several hundred. In virtually all of the cases against us, the plaintiffs are seeking unspecified damages above a jurisdictional minimum against multiple defendants who may have manufactured, sold or used asbestos-containing products to which the plaintiffs were allegedly exposed and from which they purportedly suffered injury. Most of these cases are being litigated in Maryland, Illinois, Missouri and New York; however, we are also defending cases in other states. We continue to vigorously defend these cases, primarily on the basis of the plaintiffs’ inability to establish compensable loss as a result of exposure to our products. The indemnity and defense costs of our asbestos-related product liability litigation to date have been substantially covered by insurance.
The following table summarizes the change in number of asbestos claims outstanding during 2024, 2023 and 2022:

	2024	2023	2022
Claims outstanding as of January 1	506	537	543
New claims filed	150	136	129
Pending claims dismissed	(107)	(155)	(119)
Pending claims settled	(26)	(12)	(16)
Claims outstanding as of December 31	523	506	537
The total indemnity settlements for asbestos claims in 2024, 2023 and 2022 were as follows:

(Dollars in millions)	2024	2023	2022
Settlements	$11.5	$4.5	$2.4
Impacts on Financial Statements
We recognize a liability for asbestos-related contingencies that are probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, we record asbestos-related insurance recoverables that are deemed probable.
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
The amounts recorded for the asbestos-related liability and the related insurance recoverables are based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, the length of time it takes to dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the U.S., could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded. The full extent of our financial exposure to asbestos-related litigation remains very difficult to estimate and could include both compensatory and punitive damage awards.
The uninsured indemnity and defense costs in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
Uninsured indemnity and defense costs	$1.3	$0.4	$0.6
The changes recorded in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage, result in the recognition of expense or income in the "Selling, general and administrative expenses” line item of the consolidated statements of operations. The net impact of the changes in estimated liability and estimated insurance recovery in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
Change in estimates of liability and insurance recovery	$1.4	$0.2	$—
Our projected asbestos-related claims and insurance recoverables as of December 31, 2024 and 2023 were as follows:

(Dollars in millions)	2024	2023
Asbestos-related liabilities	$57.5	$61.5
Asbestos-related insurance recoverables	$52.3	$56.5
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program. As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred aggregate remediation costs of $2.0 million through December 31, 2024, and the accrual for future remediation efforts is $0.7 million.
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
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in millions, except per share amounts)	2024	2023	2022
Numerator:
Net income	$26.1	$56.6	$116.6
Denominator:
Weighted average shares outstanding - basic	18.6	18.6	18.8
Effect of dilutive shares	—	0.1	0.2
Weighted average shares outstanding - diluted	18.6	18.7	19.0
Basic earnings per share	$1.40	$3.04	$6.21
Diluted earnings per share	$1.40	$3.03	$6.15
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For 2024, 2023 and 2022, less than 0.1 million shares were excluded each year.
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

Shares of capital stock reserved for possible future issuance as of December 31, 2024 and 2023, were as follows:

	2024	2023
Shares reserved for issuance under outstanding restricted stock unit awards	328,957	248,055
Deferred compensation to be paid in stock, including deferred stock units	11,900	8,100
Additional shares reserved for issuance under Rogers Corporation 2019 Long-Term Equity Compensation Plan	486,947	842,046
Shares reserved for issuance under the Rogers Corporation Employee Stock Purchase Plan	43,716	59,611
Total	871,520	1,157,812
Share Repurchases
In 2015, we initiated a share repurchase program of up to $100.0 million of our capital stock to mitigate the dilutive effects of stock options exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. Our share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. There were 0.2 million shares repurchased for a total value of $19.8 million in 2024, using cash from operations and cash on hand. There were no shares repurchased in 2023. There were 0.2 million shares repurchased for a total value of $25.0 million in 2022, using cash from operations and cash on hand. As of December 31, 2024, $104.2 million remained available to purchase under our share repurchase program.

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
March 1, 2024 to March 31, 2024	1,500	$109.92	1,500	$23.8
April 1, 2024 to April 30, 2024	70,893	$108.79	70,893	$116.2
December 1, 2024 to December 31, 2024	116,045	$103.58	116,045	$104.2
Equity Compensation
Equity Compensation Expense
The components of equity compensation expense in 2024, 2023 and 2022, were as follows:

(Dollars in millions)	2024	2023	2022
Performance-based restricted stock units	$6.0	$3.7	$2.3
Time-based restricted stock units	7.3	9.2	8.2
Deferred stock units	1.3	1.3	1.3
Other	0.5	0.1	—
Total equity compensation expense	$15.1	$14.3	$11.8
As of December 31, 2024, there was total unrecognized compensation cost related to unvested performance-based restricted stock units and unvested time-based restricted stock units of $8.7 million and $8.5 million, respectively, which are expected to be recognized over a weighted average period of 0.8 years and 0.9 years, respectively.
Performance-Based Restricted Stock Units
As of December 31, 2024, we had performance-based restricted stock units from 2024 and 2023 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The outstanding awards have one measurement criteria: the three-year total shareholder return on our capital stock as compared to that of a specified group of peer companies. The total shareholder return measurement criteria of the awards is considered a market condition. As such, the fair value of this measurement criteria is determined on the grant date using a Monte Carlo simulation valuation model. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. We account for forfeitures as they occur.

Below were the assumptions used in the Monte Carlo calculation for each material award granted in 2024 and 2023:

	February 19, 2024	February 13, 2024	February 9, 2023
Expected volatility	46.3%	46.2%	53.2%
Expected term (in years)	2.9 years	2.9 years	2.9 years
Risk-free interest rate	4.35%	4.35%	4.08%
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
A summary of activity of the outstanding performance-based restricted stock units for 2024, 2023 and 2022 is presented below:

	2024		2023		2022
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	73,528	$247.55	65,513	$201.18	114,554	$196.23
Awards granted	79,700	152.53	50,551	241.47	26,819	176.33
Stock issued	—	—	(8,775)	147.58	(60,053)	179.72
Awards forfeited/cancelled	(44,122)	225.74	(33,761)	174.43	(15,807)	204.69
Awards outstanding as of December 31	109,106	$186.96	73,528	$247.55	65,513	$201.18
Time-Based Restricted Stock Units
As of December 31, 2024, we had time-based restricted stock unit awards from 2024, 2023 and 2022 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for 2024, 2023 and 2022 is presented below:

	2024		2023		2022
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	100,999	$171.43	124,284	$194.60	96,989	$157.49
Awards granted	72,971	116.14	67,734	148.85	96,620	219.60
Stock issued	(38,795)	184.97	(62,251)	173.52	(48,253)	183.00
Awards forfeited/cancelled	(24,430)	141.73	(28,768)	213.84	(21,072)	223.90
Awards outstanding as of December 31	110,745	$136.77	100,999	$171.43	124,284	$194.60
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

A summary of activity of the outstanding deferred stock units for 2024, 2023 and 2022 is presented below:

	2024		2023		2022
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	8,100	$161.90	6,850	$232.51	9,500	$173.82
Awards granted	10,950	119.91	8,100	161.90	4,800	272.12
Stock issued	(7,150)	161.89	(6,850)	232.51	(7,450)	183.20
Awards outstanding as of December 31	11,900	$123.27	8,100	$161.9	6,850	$232.51
Note 13 – Operating Segment and Geographic Information
Our reporting structure is comprised of the following strategic operating segments: AES and EMS. Our remaining operations, which represent our non-core businesses, are reported in the Other operating segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. Our CODM is the Chief Executive Officer of Rogers Corporation. The CODM uses gross margin as a reported segment profit or loss measure to evaluate the performance of each business segment, and then leverages this information to decide where to allocate resources and assess how well each segment is performing financially, considering factors like revenue, inventory, and significant expenses specific to that segment.

Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2024
Net sales - recognized over time	$169.4	$5.3	$16.5	$191.2
Net sales - recognized at a point in time	$282.8	$355.6	$0.5	$638.9
Total net sales	$452.2	$360.9	$17.0	$830.1
Cost of sales	$319.6	$222.4	$11.0	$553.0
Gross margin	$132.6	$138.5	$6.0	$277.1

Inventories, net	$77.8	$62.8	$1.7	$142.3
Depreciation expense	$17.5	$8.7	$0.7	$26.9

December 31, 2023
Net sales - recognized over time	$234.1	$19.6	$15.8	$269.5
Net sales - recognized at a point in time	$275.6	$359.4	$3.9	$638.9
Total net sales	$509.7	$379.0	$19.7	$908.4
Cost of sales	$352.1	$237.0	$12.2	$601.3
Gross margin	$157.6	$142.0	$7.5	$307.1

Inventories, net	$86.7	$64.6	$2.2	$153.5
Depreciation expense	$17.7	$8.5	$0.7	$26.9

December 31, 2022
Net sales - recognized over time	$227.0	$15.9	$16.4	$259.3
Net sales - recognized at a point in time	$303.2	$404.1	$4.6	$711.9
Total net sales	$530.2	$420.0	$21.0	$971.2
Cost of sales	$358.7	$278.4	$13.1	$650.2
Gross margin	$171.5	$141.6	$7.9	$321.0

Inventories, net	$97.3	$81.7	$3.4	$182.4
Depreciation expense	$16.6	$7.8	$0.7	$25.1

Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the years indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2024
U.S.	$80.8	$136.5	$3.6	$220.9
Other Americas	4.2	15.5	0.5	20.2
Total Americas	85.0	152.0	4.1	241.1
China	140.0	99.2	4.8	244.0
Other APAC	90.9	30.1	2.4	123.4
Total APAC	230.9	129.3	7.2	367.4
Germany	74.9	26.7	0.6	102.2
Other EMEA	61.4	52.9	5.1	119.4
Total EMEA	136.3	79.6	5.7	221.6
Total net sales	$452.2	$360.9	$17.0	$830.1
December 31, 2023
U.S.	$81.1	$155.4	$3.9	$240.4
Other Americas	3.6	13.7	0.3	17.6
Total Americas	84.7	169.1	4.2	258.0
China	144.6	93.0	4.3	241.9
Other APAC	88.3	31.7	5.6	125.6
Total APAC	232.9	124.7	9.9	367.5
Germany	95.2	28.3	0.5	124.0
Other EMEA	96.9	56.9	5.1	158.9
Total EMEA	192.1	85.2	5.6	282.9
Total net sales	$509.7	$379.0	$19.7	$908.4
December 31, 2022
U.S.	$122.7	$169.4	$4.5	$296.6
Other Americas	6.6	15.4	0.3	22.3
Total Americas	129.3	184.8	4.8	318.9
China	154.4	121.7	7.4	283.5
Other APAC	75.2	31.4	2.7	109.3
Total APAC	229.6	153.1	10.1	392.8
Germany	78.7	30.4	1.1	110.2
Other EMEA	92.6	51.7	5.0	149.3
Total EMEA	171.3	82.1	6.1	259.5
Total net sales	$530.2	$420.0	$21.0	$971.2
(1) Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

Note 14 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the consolidated statements of operations were as follows:

(Dollars in millions)	2024	2023	2022
Restructuring charges
Manufacturing footprint consolidation	$12.2	$—	$—
R&D facility exit	1.4	—	—
Global workforce reduction	2.3	8.8	—
Facility consolidations	0.3	8.1	0.4
Manufacturing footprint optimization	—	—	1.1
Total restructuring charges	16.2	16.9	1.5
Impairment charges
Fixed assets impairment charges	7.9	—	47.2
Other impairment charges	—	—	17.9
Total impairment charges	7.9	—	65.1
Total restructuring and impairment charges	$24.1	$16.9	$66.6
Restructuring Charges - Manufacturing Footprint Consolidation
On June 6, 2024, we announced our intent to consolidate our high frequency circuit material manufacturing operations, impacting our Evergem, Belgium facility. We anticipate the plan to be completed in the second half of 2025. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate this will improve operating income between $7.0 million and $9.0 million annually. We expect to incur approximately $22.0 million to $28.0 million in pre-tax restructuring charges related to this plan, the majority of which are expected to be in the form of cash-based expenditures related to employee severance and other termination benefits. Most of the non-cash expenditures will be in the form of accelerated depreciation. The restructuring may be considered by the Belgian authorities to be an exit of a business, which could subject Rogers to an additional charge in 2025 incurred at the time of exit.
We incurred $12.2 million of restructuring charges related to this plan as of December 31, 2024, of which $9.7 million were cash-based expenditures in the form of severance and other termination benefits and $2.3 million were non-cash expenditures in the form of accelerated depreciation.
Severance and related benefits activity related to the manufacturing footprint consolidation plan is presented in the table below as of December 31, 2024:

(Dollars in thousands)	Manufacturing Footprint Consolidation Restructuring Severance and Related Benefits
Balance as of December 31, 2023	$—
Provisions	9.7
Payments	—
Foreign currency translation adjustment	(0.5)
Balance as of December 31, 2024	$9.2

Restructuring Charges - R&D Facility Exit
On June 13, 2024, we announced that our Burlington, Massachusetts Innovation Center facility would be closed by the end of 2024. We incurred $1.4 million in pre-tax restructuring charges as of December 31, 2024, of which $0.6 million were cash-based expenditures in the form of severance and other termination benefits and $0.7 million were non-cash expenditures in the form of accelerated depreciation.
Restructuring Charges - Global Workforce Reduction
In November 2024, we announced a plan to reduce our global workforce that was substantially completed in the fourth quarter of 2024. We incurred $2.3 million in pre-tax restructuring charges related to this plan, all of which were cash-based expenditures in the form of employee severance and other termination benefits.
In February 2023, we announced a plan to reduce our global workforce that was completed in late 2023. The plan significantly reduced our manufacturing costs and operating expenses. We incurred $8.8 million in pre-tax restructuring charges related to this plan, all of which were cash-based expenditures in the form of employee severance and other termination benefits.
Restructuring Charges - Facility Consolidations
In late 2022 and early 2023, we announced our intention to exit certain facilities in the U.S. and Asia. The plan significantly reduced our manufacturing costs and operating expenses. We incurred $8.3 million in pre-tax restructuring charges to-date related to these facility consolidations, of which $0.3 million was incurred in 2024 while $8.1 million was incurred in 2023, the majority of which were non-cash expenditures in the form of accelerated depreciation.
As part of our facility consolidations plan, in February 2023, we entered into an asset purchase agreement to sell our high-performance engineered cellular elastomer business in our EMS operating segment for a purchase price of $1.8 million. The first phase of the deal, which pertained to the net assets other than the land and building, was completed in late March 2023, while the second phase, which pertained to the sale of the land and building, was completed in early September 2023. Of the $1.8 million purchase price, $1.0 million and $0.8 million were allocated to the first and second phases of the deal, respectively. The first phase of the deal included $3.7 million in assets and $3.1 million in liabilities. The assets were primarily comprised of accounts receivable, contract assets and inventories, while the liabilities were primarily comprised of accounts payable and other accrued liabilities, along with the previously recognized accrual against the net assets of the business based on the estimated fair value of the business in December 2022. We incurred $1.2 million of selling costs in 2023, which were recorded in “Selling, general and administrative expenses” in our consolidated statements of operations.
As of December 31, 2024, and as of December 31, 2023, we included $13.1 million of assets held for sale within the “Other current assets” financial statement line item of our consolidated statements of financial position, representing the land and building at our Price Road facility in Chandler, Arizona. We expect the sale of this facility to be completed in early 2025. In September 2023, we entered into an agreement to sell one of our Suzhou, China facilities, which had a carrying value of $3.0 million, for $6.8 million resulting in a pre-tax gain of $1.9 million, inclusive of selling and disposal costs. The sale was completed in December 2023. The net impact of this transaction was recorded in the “Other operating (income) expense, net” line item in the consolidated statements of operations.
Restructuring Charges - Manufacturing Footprint Optimization
During the third quarter of 2020, we commenced manufacturing footprint optimization plans involving certain Europe and Asia manufacturing locations, primarily impacting our AES operating segment, in order to achieve greater cost competitiveness as well as align capacity with end market demand. The majority of the restructuring activities were completed in the first half of 2021. We incurred restructuring charges and related expenses of $1.1 million in 2022.
Impairment Charges
We recognized $7.9 million and $65.1 million of impairment charges in 2024 and 2022, respectively. The impairment charges in 2022 primarily related to certain AES operating segment equipment-in-process in the U.S. as well as certain EMS operating segment intangible assets and fixed assets related to our high-performance engineered cellular elastomer business in the U.S. The impairment of the equipment-in-process in our AES operating segment was triggered by our decision in November 2022 to exit the Price Road facility in Arizona. The impairment charges in 2024 were primarily related to our new ERP system still in development.

Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

(Dollars in millions)	2024	2023	2022
Advanced Electronics Solutions
Allocated restructuring charges	$13.8	$10.7	$1.1
Allocated impairment charges	4.7	—	40.5
Elastomeric Material Solutions
Allocated restructuring charges	2.4	6.2	0.4
Allocated impairment charges	3.2	—	24.6
Total restructuring and impairment charges	$24.1	$16.9	$66.6
Other Operating (Income) Expense, Net
The components of the “Other operating (income) expense, net” line item in the consolidated statements of operations were as follows:

(Dollars in millions)	2024	2023	2022
UTIS fire
Inventory charges	$—	$—	$0.2
Professional services	—	0.9	1.4
Lease obligations	—	—	0.4
Compensation & benefits	—	—	2.4
Other	—	—	(0.2)
Insurance recoveries	—	(31.4)	(6.6)
Total UTIS fire	—	(30.5)	(2.4)
Regulatory termination fee, net	—	—	(142.1)
Loss (gain) on sale or disposal of property, plant and equipment	0.1	(2.6)	0.5
Total other operating (income) expense, net	$0.1	$(33.1)	$(144.0)
In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea, which manufactures eSorba® polyurethane foams used in portable electronics and display applications. The site was safely evacuated and there were no reported injuries; however, there was extensive damage to the manufacturing site and some damage to nearby property. Commercial production at a new location in Siheung, South Korea commenced in late-January 2023.
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
Other Income (Expense), Net
The components of the “Other income (expense), net” line item in the consolidated statements of operations were as follows:

(Dollars in millions)	2024	2023	2022
Foreign currency translation impacts	$1.7	$(1.1)	$1.7
Foreign currency derivative impacts	(0.2)	1.0	(0.3)
Copper derivative impacts	(0.4)	(0.6)	(0.8)
Gain on JV Separation Agreement transactions	7.7	—	—
Other	—	—	0.5
Total other income (expense), net	$8.8	$(0.7)	$1.1

Interest Expense, Net
The components of the “Interest expense, net” line item in the consolidated statements of operations were as follows:

(Dollars in millions)	2024	2023	2022
Interest on revolving credit facility	$0.5	$9.6	$9.0
Line of credit fees	1.1	0.8	0.5
Debt issuance amortization costs	0.5	0.7	0.7
Interest income	(1.4)	(1.2)	(0.7)
Other	0.1	0.2	—
Total interest expense, net	$0.8	$10.1	$9.5
Note 15 – Income Taxes
The “Income before income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in millions)	2024	2023	2022
Domestic	$(13.9)	$9.1	$58.4
Foreign	48.2	67.2	82.0
Total	$34.3	$76.3	$140.4
The “Income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in millions)	Current	Deferred	Total
2024
Domestic	$2.7	$(6.9)	$(4.2)
Foreign	22.8	(10.4)	12.4
Total	$25.5	$(17.3)	$8.2

2023
Domestic	$0.4	$(0.6)	$(0.2)
Foreign	22.9	(3.0)	19.9
Total	$23.3	$(3.6)	$19.7

2022
Domestic	$26.8	$(18.8)	$8.0
Foreign	17.6	(1.8)	15.8
Total	$44.4	$(20.6)	$23.8

Deferred tax assets and liabilities as of December 31, 2024 and 2023, were comprised of the following:

(Dollars in millions)	2024	2023
Deferred tax assets
Accrued employee benefits and compensation	$8.7	$7.7
Net operating loss carryforwards	16.4	11.8
Tax credit carryforwards	7.0	6.7
Reserves and accruals	8.4	5.7
Operating leases	2.2	3.6
Capitalized research and development	30.4	25.6
Other	14.6	6.9
Total deferred tax assets	87.7	68.0
Less deferred tax asset valuation allowance	(12.5)	(11.4)
Total deferred tax assets, net of valuation allowance	75.2	56.6
Deferred tax liabilities
Depreciation and amortization	24.8	17.7
Postretirement benefit obligations	1.0	0.7
Unremitted earnings	1.3	1.5
Operating leases	2.6	4.1
Other	2.0	5.8
Total deferred tax liabilities	31.7	29.8
Net deferred tax asset (liability)	$43.5	$26.8
As of December 31, 2024, we had state net operating loss carryforwards totaling $13.2 million in various state taxing jurisdictions, which expire between 2025 and 2044, and approximately $3.8 million of state research credit carryforwards, which will expire between 2025 and 2041. We also had a $1.7 million federal R&D credit carryforward that will expire in 2043. We believe that it is more likely than not that the benefit from certain of the state net operating losses and state R&D credits carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.1 million relating to these carryforwards. We currently have approximately $2.3 million of foreign tax credits that begin to expire in 2028.
As of December 31, 2024, we had foreign net operating loss carryforwards totaling $60.8 million. Germany losses totaled $12.2 million and can be carried forward indefinitely. Luxembourg losses totaled $29.3 million, of which $4.0 million will expire between 2034 and 2040, and the rest will be carried forward indefinitely. We believe it is more likely than not that these losses will expire unused, and have provided a valuation allowance for all Luxembourg net operating loss carryforwards. China losses totaled $14.8 million, which expire between 2025 and 2029. We believe it is more likely than not that some of these losses will expire unused, and have provided a valuation allowance for a portion of China net operating loss carryforwards. South Korea losses totaled $4.5 million, which expire between 2036 and 2038.
We had a valuation allowance of $12.5 million as of December 31, 2024 and $11.4 million as of December 31, 2023, against certain deferred tax assets, primarily carryforwards expected to expire unused and deferred tax assets that are capital in nature. No valuation allowance has been provided on our other deferred tax assets, as we believe it is more likely than not that all such assets will be realized in the applicable jurisdictions. Differences between forecasted and actual future operating results or changes in carryforward periods could adversely impact the amount of deferred tax asset considered realizable.

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes. The reasons for this difference were as follows:

(Dollars in millions)	2024	2023	2022
Tax expense at Federal statutory income tax rate	$7.2	$16.0	$29.5
Impact of foreign operations	2.8	4.0	1.5
Foreign source income, net of tax credits	(2.7)	(2.3)	(6.5)
State tax, net of federal impact	0.9	(0.5)	6.9
Deferred tax adjustment	—	1.2	—
Unrecognized tax benefits	(1.5)	(0.2)	1.9
Equity compensation	1.7	0.3	(3.0)
General business credits	(1.6)	(2.4)	(0.8)
Distribution related foreign taxes	1.4	1.1	1.5
Executive compensation limitation	0.9	0.9	2.9
Valuation allowance change	(0.8)	0.7	(6.9)
JV separation non-taxable	(1.5)	—	—
Taxable currency fluctuations	1.0	—	—
Other	0.4	0.9	(3.2)
Income tax expense	$8.2	$19.7	$23.8
Our effective income tax rate for 2024 was 23.9% compared to 25.8% for 2023. The 2024 rate decrease was primarily due to the (i) release of valuation allowance against certain NOLs, (ii) JV Separation which did not have a corresponding tax gain and (iii) favorable releases of uncertain tax positions, offset by (iv) increased non-deductible equity compensation.
We did not make any changes in 2024 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain Chinese subsidiaries, we continue to assert that historical foreign earnings are indefinitely reinvested. As of December 31, 2024 and 2023, we had recorded a deferred tax liability of $1.3 million and $1.5 million, respectively, for Chinese withholding tax on undistributed earnings that are not indefinitely reinvested. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest their undistributed earnings and we estimate that, if these undistributed earnings are distributed, they may give rise to an estimated $1.9 million of additional tax liabilities. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2024 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
Unrecognized tax benefits, excluding potential interest and penalties, for the years ended December 31, 2024 and 2023, were as follows:

(Dollars in millions)	2024	2023	2022
Beginning balance as of January 1	$8.5	$8.9	$6.6
Gross increases - current period tax positions	0.2	1.1	3.4
Gross increases - tax positions in prior periods	—	—	0.2
Gross decreases - tax positions in prior periods	—	(0.5)	(0.2)
Foreign currency exchange	—	0.1	(0.1)
Settlements and remeasurements	(1.8)	0.1	(1.0)
Lapse of statute of limitations	(0.1)	(1.2)	—
Ending balance as of December 31	$6.8	$8.5	$8.9
Included in the balance of unrecognized tax benefits as of December 31, 2024 were $5.2 million of tax benefits that, if recognized, would impact the effective tax rate.
We recognized interest accrued related to unrecognized tax benefit as income tax expense. Related to the unrecognized tax benefits noted above, as of December 31, 2024 and 2023, we had accrued potential interest and penalties of approximately $1.3 million and $1.4 million, respectively.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2020 through 2024 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2020.
Note 16 – Mergers and Acquisitions
Joint Venture Separation Agreement
On October 29, 2024, we entered into a JV Separation Agreement with INOAC with an effective date of November 5, 2024, in which INOAC acquired our 50% ownership shares of RIC, we acquired INOAC’s 50% ownership shares of RIS, and we sold the property, plant and equipment constituting RIS Production Line 1 to INOAC. The combined transaction resulted in a net payment to us from INOAC of $4.9 million. The definitive agreement terminated all other agreements previously entered into in connection with the RIC and RIS JV relationships.
In connection with the combined transactions, we recognized a gain of $7.7 million, which was recorded in “Other income (expense), net” line item in our consolidated statements of operations. This was comprised of a $2.6 million remeasurement gain on our previously owned 50% share of RIS, a $2.2 million gain on our disposition of our 50% ownership of RIC, as well as $1.4 million and $1.6 million reclassifications of historical cumulative translation adjustments for RIC and RIS, respectively, to pre-tax income, from accumulated other comprehensive income (loss). Our 50% ownership interests in RIS had estimated fair value of $5.5 million.
The acquisition of INOAC’s shares of RIS has been accounted for in accordance with applicable purchase accounting guidance. We recorded goodwill primarily related to the expected synergies from combining operations, which is not deductible for tax purposes.
The valuation methodology used to fair value our previously held equity investment in RIS was the discounted cash flow approach. Key inputs used in valuing RIS included projected future cash flows, a discount rate reflecting the cost of capital and cost of debt, and a terminal growth rate representing the asset's value beyond the explicit forecast period. The valuation methodology used to fair value the property, plant and equipment constituting RIS Production Line 1 was the indirect cost method of the cost approach. Key inputs used in valuing the property, plant and equipment constituting RIS Production Line 1 included the estimated replacement cost and the related physical depreciation, functional obsolescence, and economic obsolescence of the property, plant, and equipment.
If the JV Separation Agreement had been executed and effective January 1, 2023, the $7.7 million gain on the transactions would have been shifted from the fourth quarter of 2024 to the first quarter of 2023, with no other significant impacts.
As of the filing date of this Annual Report on Form 10-K, the purchase accounting and purchase price allocation for the RIS acquisition transaction are considered preliminary as we continue to refine our valuation of certain acquired assets and liabilities assumed. The following table represents the fair values assigned to the acquired assets and liabilities assumed in the transaction:

(Dollars in millions)	November 5, 2024
Assets
Cash and cash equivalents	$4.5
Accounts receivable	1.1
Property, plant and equipment	3.3
Goodwill	5.0
Other assets	0.1
Total assets	14.0

Liabilities
Accounts payable	0.6
Other accrued liabilities	2.0
Deferred income taxes	0.4
Total liabilities	3.0

Fair value of net assets acquired	$11.0
Terminated Merger Agreement with DuPont
On November 1, 2021, we entered into a definitive merger agreement to be acquired by DuPont de Nemours, Inc. in an all-cash transaction. Our shareholders approved the merger agreement at a special shareholder meeting held on January 25, 2022. Consummation of the merger was subject to various customary closing conditions, including regulatory approval by the State Administration for Market Regulation of China, and either party had the right to terminate the merger agreement if the merger had not closed on or before November 1, 2022. As of November 1, 2022, the parties had not received regulatory approval from State Administration for Market Regulation of China and on that date, DuPont de Nemours, Inc. issued a notice of termination of the merger agreement. Pursuant to the terms of the merger agreement, we received a regulatory termination fee in the amount of $162.5 million, before taxes, and incurred a transaction-related fee of $20.4 million.
Note 17 - Recent Accounting Standards
Recently Adopted Standards Reflected in 2024 Financial Statements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. This amendment will improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 in our 2024 10-K using the retrospective approach.
Recently Issued Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the standard will be applied on a prospective basis and retrospective application to all periods presented is permitted. We will adopt ASU 2023-09 in our 2025 10-K using a prospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require new disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. Adoption should be applied either prospectively to financial statements issued after the effective date, or retrospectively to any or all prior periods presented in the financial statements. We will adopt ASU 2024-03 in our 2026 10-K using a prospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.

SCHEDULE II

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Allowance for Credit Losses
December 31, 2024	$1.1	$0.9	$(0.3)	$(0.2)	$1.5
December 31, 2023	$1.0	$0.4	$—	$(0.3)	$1.1
December 31, 2022	$1.2	$0.2	$(0.4)	$—	$1.0

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Inventory Reserves
December 31, 2024	$22.0	$18.5	$(14.0)	$(3.3)	$23.2
December 31, 2023	$17.0	$14.0	$(5.1)	$(3.9)	$22.0
December 31, 2022	$16.4	$8.2	$(4.6)	$(3.0)	$17.0

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Valuation on Allowance for Deferred Tax Assets
December 31, 2024	$11.4	$1.1	$—	$—	$12.5
December 31, 2023	$2.8	$0.7	$7.9	$—	$11.4
December 31, 2022	$9.8	$0.4	$(7.3)	$—	$2.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of December 31, 2024. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report included under “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2024.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2024:

	(a)	(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a)
Equity Compensation Plans Approved by Security Holders
Rogers Corporation 2019 Long-Term Equity Compensation Plan	340,8571)	486,947
Rogers Corporation Employee Stock Purchase Plan	—	43,716
Total	340,857	530,663
(1) Consists of 328,957 shares for restricted stock units and 11,900 shares for deferred stock units.
We are incorporating by reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We are incorporating by reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Party Transactions” and “Our Corporate Governance - Director Independence” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
We are incorporating by reference the information with respect to accountant fees and services set forth under the caption “Independent Auditing Firm Fees” in the Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements and Schedules.
The following consolidated financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
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
(3) Exhibits.
The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings.
3.1    Restated Articles of Organization of Rogers Corporation, incorporated by reference to Exhibit 3.1 to the Registrants Annual Report on Form 10-K filed on February 27, 2024.
3.2    Amended and Restated Bylaws of Rogers Corporation, effective August 9, 2023, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2023.
4.1    Description of Capital Stock, incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2024.
10.1    Form of Indemnification Agreement between the Rogers Corporation and each of its executive officers, filed herewith
10.2    Form of Indemnification Agreement between the Rogers Corporation and each of its directors, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004.**
10.3    Rogers Corporation 2019 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2019.**
10.4    Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on February 21, 2020.**
10.5    Form of Time-Based Restricted Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K Filed on February 21, 2020.**
10.6    Rogers Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2014.**
10.7    Rogers Corporation Executive Severance Plan, filed herewith.
10.8    Form of Participation Agreement for the Company’s U.S.-based named executive officers under the Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.**
10.9    Form of Director Deferred Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K Filed on February 21, 2020. **
10.10    Form of Director Deferred Stock Unit Award Agreement under the 2019 Plan, filed herewith.
10.11    Form of 2019 Long-Term Equity Compensation Plan Time-Based Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 20.26 to the Registrant's Annual Report on Form 10-K filed on February 22, 2022

10.12    Form of Performance-Based Restricted Stock Unit Award Agreement (Net Revenue), incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 23, 2024.**
10.13    Fifth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 29, 2023.
10.14    Letter Agreement between the Company and Ramakumar Mayampurath, dated May 1, 2021, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2021.**
10.15    Letter Agreement between the Company and Larry Schmid, dated January 10, 2023, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2024.**
10.16    Letter Agreement between the Company and Jessica Morton, dated January 30, 2023, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2024.**
10.17    Letter Agreement between the Company and Michael Reed Webb, dated April 6, 2023, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26,2024.**
10.18    Letter Agreement between the Company and Laura Russell, dated August 12, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2024.**
10.19    Letter Agreement between the Company and Laura Russell, dated December 10, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on December 10, 2024.
10.20    Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2024.**
10.21    Non-Employee Director Compensation Policy, filed herewith.
19    Insider Trading Policy, filed herewith.
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
97.1     Rogers Corporation Compensation Recovery Policy, incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2024.
101    The following materials from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2024, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2024, 2023 and 2022; (vi) Notes to Consolidated Financial Statements and (vii) Cover Page.
104    The cover page from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL and contained in Exhibit 101.
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

ROGERS CORPORATION (Registrant)
/s/ R. Colin Gouveia
R. Colin Gouveia
President and Chief Executive Officer Principal Executive Officer

February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2025, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ R. Colin Gouveia	/s/ Jeffrey J. Owens
R. Colin Gouveia President and Chief Executive Officer Director Principal Executive Officer	Jeffrey J. Owens Director

/s/ Laura Russell	/s/ Megan Faust
Laura Russell Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer	Megan Faust Director

/s/ R. Sean Reeder	/s/ Larry Berger
R. Sean Reeder Chief Accounting Officer and Corporate Controller Principal Accounting Officer	Larry Berger Director

/s/ Peter C. Wallace	/s/ Anne K. Roby
Peter C. Wallace Director	Anne K. Roby Director

/s/ Donna M. Costello	/s/ Armand F. Lauzon, Jr.
Donna M. Costello Director	Armand F. Lauzon, Jr. Director

/s/ Woon Keat Moh
Woon Keat Moh Director