Form 10-Q
period 2025-03-31
ROGERS CORP
filed 2025-04-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of April 25, 2025 was 18,524,866.

ROGERS CORPORATION
FORM 10-Q

March 31, 2025
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

ROGERS CORPORATION
Defined Terms(1)

Term	Definition
ADAS	Advanced driver assistance systems
AES	Advanced Electronics Solutions
APAC	Asia - Pacific
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
EMEA	Europe, the Middle East and Africa
EMS	Elastomeric Material Solutions
ERP	Enterprise resource planning
EURIBOR	Euro Interbank Offered Rate
EV/HEV	Electric Vehicles/Hybrid Electric Vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fifth Amended Credit Agreement	Fifth Amended and Restated Credit Agreement, dated as of March 24, 2023, among Rogers Corporation, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents
Guarantors	Existing and future material domestic subsidiaries
INOAC	INOAC Corporation
JV	Joint venture
OECD	Organization for Economic Co-operation and Development
R&D	Research and development
RIC	Rogers INOAC Corporation
RIS	Rogers INOAC Suzhou Corporation
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
TIBOR	Tokyo Interbank Offered Rate
Union Plan	Rogers Corporation Employees’ Pension Plan
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

(1)Certain terms used within this Form 10-Q are defined in the table above.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net sales	$190.5	$213.4
Cost of sales	133.5	145.2
Gross margin	57.0	68.2

Selling, general and administrative expenses	44.5	47.5
Research and development expenses	7.1	8.9
Restructuring and impairment charges	5.9	0.1
Other operating (income) expense, net	(0.2)	—
Operating income (loss)	(0.3)	11.7

Equity income in unconsolidated joint ventures	—	0.3
Other income (expense), net	(1.6)	0.4
Interest income (expense), net	0.3	(0.8)
Income (loss) before income taxes	(1.6)	11.6
Income tax (benefit) expense	(0.2)	3.8
Net income (loss)	$(1.4)	$7.8

Basic earnings (loss) per share	$(0.08)	$0.42
Diluted earnings (loss) per share	$(0.08)	$0.42

Shares used in computing:
Basic earnings (loss) per share	18.5	18.6
Diluted earnings (loss) per share	18.5	18.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$(1.4)	$7.8

Foreign currency translation adjustment	17.6	(9.2)
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 2)	0.1	0.1
Other comprehensive income (loss)	17.7	(9.1)
Comprehensive income (loss)	$16.3	$(1.3)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in millions, except par value)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$175.6	$159.8
Accounts receivable, net	139.2	135.3
Contract assets	25.0	23.7
Inventories, net	143.0	142.3
Asbestos-related insurance recoverables, current portion	4.3	4.3
Other current assets	15.8	28.5
Total current assets	502.9	493.9
Property, plant and equipment, net of accumulated depreciation of $403.6 and $390.8	375.5	365.1
Operating lease right-of-use assets	23.4	24.1
Goodwill	363.4	357.6
Other intangible assets, net of amortization	109.6	110.3
Asbestos-related insurance recoverables, non-current portion	48.0	48.0
Deferred income taxes	66.4	61.5
Other long-term assets	21.2	20.6
Total assets	$1,510.4	$1,481.1
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$50.9	$48.1
Accrued employee benefits and compensation	41.3	41.5
Accrued income taxes payable	5.6	7.7
Operating lease obligations, current portion	4.1	4.0
Asbestos-related liabilities, current portion	5.4	5.4
Other accrued liabilities	20.3	16.8
Total current liabilities	127.6	123.5
Operating lease obligations, non-current portion	20.1	20.6
Asbestos-related liabilities, non-current portion	52.0	52.1
Non-current income tax	5.8	5.7
Deferred income taxes	18.3	18.0
Other long-term liabilities	16.3	9.6
Commitments and contingencies (Note 5 and Note 9)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 18.5 and 18.5 shares issued and outstanding	18.5	18.5
Additional paid-in capital	149.7	147.3
Retained earnings	1,179.7	1,181.1
Accumulated other comprehensive loss	(77.6)	(95.3)
Total shareholders' equity	1,270.3	1,251.6
Total liabilities and shareholders' equity	$1,510.4	$1,481.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in millions)

	Three Months Ended
	March 31, 2025	March 31, 2024
Capital Stock
Balance, beginning of period	$18.5	$18.6
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	0.1
Shares repurchased	—	—
Balance, end of period	18.5	18.7
Additional Paid-In Capital
Balance, beginning of period	147.3	151.8
Shares issued for vested restricted stock units, net of shares withheld for taxes	(1.2)	(1.2)
Equity compensation expense	3.6	3.5
Shares repurchased	—	(0.3)
Balance, end of period	149.7	153.8
Retained Earnings
Balance, beginning of period	1,181.1	1,155.0
Net income (loss)	(1.4)	7.8
Balance, end of period	1,179.7	1,162.8
Accumulated Other Comprehensive Loss
Balance, beginning of period	(95.3)	(66.4)
Other comprehensive income (loss)	17.7	(9.1)
Balance, end of period	(77.6)	(75.5)
Total Shareholders’ Equity	$1,270.3	$1,259.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating Activities:
Net income (loss)	$(1.4)	$7.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12.6	11.3
Equity compensation expense	3.6	3.5
Deferred income taxes	(4.6)	(5.9)
Equity in undistributed income of unconsolidated joint ventures	—	(0.3)
Dividends received from unconsolidated joint ventures	—	1.2
Other non-cash charges, net	—	0.1
Changes in assets and liabilities:
Accounts receivable	(1.9)	(2.8)
Proceeds from insurance related to operations	—	4.1
Contract assets	(0.6)	4.1
Inventories, net	1.3	1.3
Other current assets	(0.4)	0.4
Accounts payable and other accrued expenses	4.2	2.0
Other, net	(1.1)	1.3
Net cash provided by operating activities	11.7	28.1

Investing Activities:
Capital expenditures	(9.6)	(9.4)
Proceeds from the sale of marketable equity securities	0.2	—
Purchases of marketable equity securities	(0.1)	—
Proceeds from the sale of property, plant and equipment, net	13.4	—
Net cash provided by (used in) investing activities	3.9	(9.4)

Financing Activities:
Repayment of debt principal and finance lease obligations	(0.4)	(30.1)
Payments of taxes related to net share settlement of equity awards	(1.2)	(1.1)
Share repurchases	—	(0.3)
Net cash used in financing activities	(1.6)	(31.5)

Effect of exchange rate fluctuations on cash	1.8	(2.0)

Net increase (decrease) in cash and cash equivalents	15.8	(14.8)
Cash and cash equivalents at beginning of period	159.8	131.7
Cash and cash equivalents at end of period	$175.6	$116.9

Supplemental Disclosures:
Accrued capital additions	$5.5	$5.4
Cash paid during the year for:
Interest, net of amounts capitalized	$0.3	$0.5
Income taxes, net of refunds	$7.7	$3.1
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
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2024	$(86.7)	$(8.6)	$(95.3)
Other comprehensive income (loss) before reclassifications	17.6	—	17.6
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Other comprehensive income (loss)	17.6	0.1	17.7
Balance as of March 31, 2025	$(69.1)	$(8.5)	$(77.6)

Balance as of December 31, 2023	$(56.8)	$(9.6)	$(66.4)
Other comprehensive income (loss) before reclassifications	(9.2)	—	(9.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Other comprehensive income (loss)	(9.2)	0.1	(9.1)
Balance as of March 31, 2024	$(66.0)	$(9.5)	$(75.5)
(1) Net of taxes of $1.5 million for both March 31, 2025 and December 31, 2024, respectively. Net of taxes of $1.8 million for both March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2025, we did not have any derivative contracts that qualified for hedge accounting treatment.

Foreign Currency
During the three months ended March 31, 2025, we entered into U.S. dollar, euro, Korean won, Hungarian forint, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2025, the notional values of the remaining foreign currency forward contracts were as follows:

(Amounts in millions)
Currencies (Buy/Sell)	Amount (Buy/Sell)
USD/CNH	$37.2 / ¥270.0
EUR/USD	€6.5 / $7.0
KRW/USD	₩732.1 / $0.5
HUF/EUR	Ft500.0 / €1.2
JPY/EUR	¥800.0 / €4.9
Commodity
As of March 31, 2025, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2025, the volume of our copper contracts outstanding was as follows:

(Amounts in ones)
Contract Period	Amount
April 2025 - June 2025	69 metric tons per month
July 2025 - September 2025	69 metric tons per month
October 2025 - December 2025	69 metric tons per month
January 2026 - March 2026	69 metric tons per month
Note 4 - Balance Sheet Items
Accounts Receivable
The “Accounts receivable, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2025	December 31, 2024
Accounts receivable - trade	$130.8	$125.1
Allowance for credit losses	(1.6)	(1.5)
Accounts receivable - other	10.0	11.7
Total accounts receivable, net	$139.2	$135.3
Contract Assets
We had contract assets primarily related to unbilled revenue for products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” line item in the condensed consolidated statements of financial position. We did not have any contract liabilities as of March 31, 2025 or December 31, 2024. No impairment losses were recognized in each of the three-month periods ending March 31, 2025 or March 31, 2024 on any contract assets arising from our contracts with customers. Our contract assets by operating segment as of March 31, 2025 and December 31, 2024 were as follows:

(Dollars in millions)	March 31, 2025	December 31, 2024
Advanced Electronics Solutions	$20.0	$18.9
Elastomeric Material Solutions	1.1	0.7
Other	3.9	4.1
Total contract assets	$25.0	$23.7
Inventories
The “Inventories, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2025	December 31, 2024
Raw materials	$65.5	$62.7
Work-in-process	45.5	41.7
Finished goods	32.0	37.9
Total inventories	$143.0	$142.3
Accounts Payable
The “Accounts payable” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2025	December 31, 2024
Accounts payable - trade	$48.2	$45.6
Accounts payable - other	2.7	2.5
Total accounts payable	$50.9	$48.1
Note 5 - Leases
Finance Leases
We have finance leases primarily related to manufacturing equipment. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities was $8.1 million and $0.1 million as of March 31, 2025 and 2024, respectively. Our expenses and payments for finance leases were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Amortization expense of finance lease right-of-use assets	$0.3	$0.1
Interest expense on finance lease obligations	$(0.1)	$—
Payments on finance lease obligations	$0.4	$0.1
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities, as well as vehicles. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities was $0.2 million and $0.1 million as of March 31, 2025 and 2024, respectively. Our expenses and payments for operating leases were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Operating leases expense	$1.5	$1.3
Short-term leases expense	$0.2	$0.2
Payments on operating lease obligations	$1.1	$1.0
Lease Balances in Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in millions)	Financial Statement Line Item	March 31, 2025	December 31, 2024
Finance lease right-of-use assets	Property, plant and equipment, net	$9.0	$1.1
Operating lease right-of-use assets	Operating lease right-of-use assets	$23.4	$24.1

Finance lease obligations, current portion	Other accrued liabilities	$1.3	$0.4
Finance lease obligations, non-current portion	Other long-term liabilities	$7.8	$0.8
Total finance lease obligations		$9.1	$1.2

Operating lease obligations, current portion	Operating lease obligations, current portion	$4.1	$4.0
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$20.1	$20.6
Total operating lease obligations		$24.2	$24.6
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of March 31, 2025:

	Finance			Operating
(Dollars in millions)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2025	$1.3	$—	$1.3	$4.3	$—	$4.3
2026	1.7	—	1.7	4.8	(0.1)	4.7
2027	1.4	—	1.4	4.0	—	4.0
2028	1.3	—	1.3	3.2	—	3.2
2029	1.3	—	1.3	3.1	—	3.1
Thereafter	3.8	—	3.8	10.7	—	10.7
Total lease payments	10.8	—	10.8	30.1	(0.1)	30.0
Less: Interest	(1.7)	—	(1.7)	(5.8)	—	(5.8)
Present Value of Net Future Minimum Lease Payments	$9.1	$—	$9.1	$24.3	$(0.1)	$24.2
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	March 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Finance leases	7.3 years	3.4 years
Operating leases	7.1 years	7.3 years
Weighted Average Discount Rate
Finance leases	4.68%	4.33%
Operating leases	5.63%	5.63%
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2024	$113.6	$241.8	$2.2	$357.6
Foreign currency translation adjustment	2.6	3.2	—	5.8
March 31, 2025	$116.2	$245.0	$2.2	$363.4

Other Intangible Assets
The carrying amount of other intangible assets were as follows:

	March 31, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$177.9	$98.6	$79.3	$175.9	$96.1	$79.8
Technology	76.9	62.5	14.4	75.6	60.6	15.0
Trademarks and trade names	19.5	7.9	11.6	19.1	7.7	11.4
Total definite-lived other intangible assets	274.3	169.0	105.3	270.6	164.4	106.2
Indefinite-lived other intangible asset	4.3	—	4.3	4.1	—	4.1
Total other intangible assets	$278.6	$169.0	$109.6	$274.7	$164.4	$110.3
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
The amortization expense related to other intangible assets was as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Amortization expense	$2.7	$3.1
The estimated future amortization expense is $8.2 million, $10.5 million, $10.1 million, $7.9 million, and $7.4 million in 2025, 2026, 2027, 2028, and 2029, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of March 31, 2025, by definite-lived other intangible asset class, is presented in the table below:

Weighted Average Remaining Amortization Period
Customer relationships	6.9 years
Technology	3.0 years
Trademarks and trade names	9.2 years
Total definite-lived other intangible assets	6.6 years
Note 7 – Postretirement Benefit Plans
Pension Plan
As of March 31, 2025, we had one qualified noncontributory defined benefit pension plan, the Union Plan, which was frozen and ceased accruing benefits in 2013. The measurement date is December 31st for each respective plan year. We were not required to make any contributions to the Union Plan in 2024 and will not be required to make any contributions in 2025.
Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, which provides specified deferred compensation benefits to a certain group of select employees. The deferred compensation plan is funded through a rabbi trust, which is ultimately invested in accordance with each plan participants’ selections from pre-approved funds. As of March 31, 2025 and December 31, 2024, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds and fixed income funds. Marketable securities are recorded at fair value. The balances are reflected in the “Other long-term assets” line item in the condensed consolidated statements of financial position. The following table summarizes, by major security type, our marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value of Deferred Compensation Plan as of March 31, 2025
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.6	$0.3	$(0.1)	$4.8
Level 2 Securities:
Fixed income funds	$0.2	$—	$—	$0.2
Total	$4.8	$0.3	$(0.1)	$5.0

	Fair Value of Deferred Compensation Plan as of December 31, 2024
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.6	$0.5	$—	$5.1
Level 2 Securities:
Fixed income funds	$0.2	$—	$—	$0.2
Total	$4.8	$0.5	$—	$5.3
Note 8 – Revolving Credit Facility
On March 24, 2023, we entered into a Fifth Amended Credit Agreement which amended and restated the Fourth Amended Credit Agreement, and provides for (1) a revolving credit facility with up to $450.0 million of revolving loans, with sub-limits for multicurrency borrowings, letters of credit and swing-line notes, and (2) a $225.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Fifth Amended Credit Agreement). The Fifth Amended Credit Agreement extended the maturity, the date on which all amounts borrowed or outstanding under the Fifth Amended Credit Agreement are due, from March 31, 2024 to March 24, 2028.
All obligations under the Fifth Amended Credit Agreement are guaranteed by each of our existing and future material domestic subsidiaries, as defined in the Fifth Amended Credit Agreement. The obligations are also secured by a Fifth Amended and Restated Pledge and Security Agreement, dated as of March 24, 2023, entered into by us and the Guarantors which grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of ours and the Guarantors. These assets include, but are not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50 basis points, and (3) one-month Term SOFR plus 110.0 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted Euro Interbank Offered Rate, or the Adjusted Tokyo Interbank Offered Rate (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of March 31, 2025, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of March 31, 2025.
Our discretionary principal payments on our revolving credit facility in 2025 and 2024 were as follows:

(Dollars in millions)	March 31, 2025	March 31, 2024
Discretionary principal payments	$—	$30.0
We had no outstanding borrowings under our revolving credit facility as of March 31, 2025 or December 31, 2024. We had $1.5 million and $1.6 million of outstanding line of credit issuance costs as of March 31, 2025 and December 31, 2024, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
Note 9 – Commitments and Contingencies
We are currently engaged in the following material legal and environmental proceedings:
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
The following table summarizes the change in number of asbestos claims outstanding for the three months ended March 31, 2025:

Asbestos Claims
Claims outstanding as of January 1, 2025	523
New claims filed	26
Pending claims dismissed	(50)
Pending claims settled	(2)
Claims outstanding as of March 31, 2025	497
The total indemnity settlements for asbestos claims in 2025 were as follows:

(Dollars in millions)	March 31, 2025
Settlements	$0.2
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in millions)	March 31, 2025	December 31, 2024
Asbestos-related liabilities	$57.4	$57.5
Asbestos-related insurance receivables	$52.3	$52.3
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program. As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred $2.0 million of aggregate remediation costs through March 31, 2025, substantially all of which was incurred and accrued for prior to 2023, and the accrual for future remediation efforts is $0.7 million.
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
Note 10 – Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Dollars and shares in millions, except per share amounts)	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net income (loss)	$(1.4)	$7.8
Denominator:
Weighted-average shares outstanding - basic	18.5	18.6
Effect of dilutive shares	—	0.1
Weighted-average shares outstanding - diluted	18.5	18.7
Basic earnings (loss) per share	$(0.08)	$0.42
Diluted earnings (loss) per share	$(0.08)	$0.42
For the three months ended March 31, 2025, the assumed vesting of restricted stock units had an antidilutive effect on diluted loss per share and were excluded from the calculation of diluted loss per share. For the three months ended March 31, 2025, 0.2 million anti-dilutive shares were excluded from the calculation of diluted loss per share. For the three months ended March 31, 2024, 0.1 million were excluded from the calculation of diluted earnings per share.

Note 11 – Capital Stock and Equity Compensation
Equity Compensation
Equity Compensation Expense
The components of equity compensation expense were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Performance-based restricted stock units expense	$1.8	$1.3
Time-based restricted stock units expense	1.7	1.9
Deferred stock units expense	0.1	—
Other	—	0.3
Total equity compensation expense	$3.6	$3.5
Performance-Based Restricted Stock Units
As of March 31, 2025, we had outstanding performance-based restricted stock units with a market condition from 2025, 2024 and 2023. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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

The following table sets forth the assumptions used in the Monte Carlo calculation for each material award granted in 2025 and 2024:

	February 26, 2025	February 19, 2024	February 13, 2024
Expected volatility	45.6%	46.3%	46.2%
Expected term (in years)	2.9	2.9	2.9
Risk-free interest rate	4.28%	4.35%	4.35%
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

As of March 31, 2025, we had outstanding performance-based restricted stock units with a performance condition from 2024. These awards generally cliff vest at the end of a two-year performance period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The performance-based restricted stock units with a performance condition have one measurement criterion: 2025 net revenue. The fair value of these awards was determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to-date being increased or decreased based on the changes in the forecasted payout percentage as of the end of each reporting period. As of March 31, 2025, the performance condition is not probable of vesting. As such, no compensation expense has been recognized for the performance-based restricted stock units. We account for forfeitures as they occur.
A summary of activity of the outstanding performance-based restricted stock units for the three months ended March 31, 2025 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2024	109,106
Awards granted	83,834
Stock issued	—
Awards forfeited/cancelled	(2,218)
Awards outstanding as of March 31, 2025	190,722
Time-Based Restricted Stock Units
As of March 31, 2025, we had time-based restricted stock unit awards from 2025, 2024, 2023 and 2022 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the three months ended March 31, 2025 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2024	110,745
Awards granted	88,973
Stock issued	(39,852)
Awards forfeited/cancelled	(2,339)
Awards outstanding as of March 31, 2025	157,527
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

A summary of activity of the outstanding deferred stock units for the three months ended March 31, 2025 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2024	11,900
Awards granted	536
Stock issued	(450)
Awards outstanding as of March 31, 2025	11,986
Note 12 – Operating Segment Information
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
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; and polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive, and aerospace and defense markets.
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

Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2025
Net sales - recognized over time	$38.9	$2.1	$3.5	$44.5
Net sales - recognized at a point in time	65.3	80.5	0.2	146.0
Total net sales	$104.2	$82.6	$3.7	$190.5
Cost of sales	$75.1	$55.9	$2.5	$133.5
Gross margin	$29.1	$26.7	$1.2	$57.0

Inventories, net	$80.5	$60.7	$1.8	$143.0
Depreciation expense	$4.2	$2.8	$0.2	$7.2

Three Months Ended March 31, 2024
Net sales - recognized over time	$46.4	$1.8	$5.4	$53.6
Net sales - recognized at a point in time	75.7	83.9	0.2	159.8
Total net sales	$122.1	$85.7	$5.6	$213.4
Cost of sales	$87.4	$54.4	$3.4	$145.2
Gross margin	$34.7	$31.3	$2.2	$68.2

Inventories, net	$84.3	$65.1	$1.5	$150.9
Depreciation expense	$4.4	$2.1	$0.2	$6.7

Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the periods indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2025
United States	$22.1	$33.7	$0.9	$56.7
Other Americas	0.8	3.0	—	3.8
Total Americas	22.9	36.7	0.9	60.5
China	33.6	19.9	1.0	54.5
Other APAC	12.7	8.0	0.6	21.3
Total APAC	46.3	27.9	1.6	75.8
Germany	11.6	5.6	0.2	17.4
Other EMEA	23.4	12.4	1.0	36.8
Total EMEA	35.0	18.0	1.2	54.2
Total net sales	$104.2	$82.6	$3.7	$190.5
Three Months Ended March 31, 2024
United States	$20.4	$33.1	$1.0	$54.5
Other Americas	0.6	3.9	0.1	4.6
Total Americas	21.0	37.0	1.1	59.1
China	34.3	20.4	1.6	56.3
Other APAC	23.7	6.6	1.1	31.4
Total APAC	58.0	27.0	2.7	87.7
Germany	21.9	7.9	0.2	30.0
Other EMEA	21.2	13.8	1.6	36.6
Total EMEA	43.1	21.7	1.8	66.6
Total net sales	$122.1	$85.7	$5.6	$213.4
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
Note 13 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Restructuring charges
Manufacturing footprint consolidation	$4.0	$—
Global workforce reduction	1.8	—
Facility consolidations	0.1	0.1
Total restructuring charges	5.9	0.1
Total restructuring and impairment charges	$5.9	$0.1
Restructuring Charges - Manufacturing Footprint Consolidation
In June 2024, we announced our intent to consolidate our high frequency circuit material manufacturing operations, impacting our Evergem, Belgium facility. We anticipate the plan to be completed in the second half of 2025. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We estimate this will improve operating income between $7.0 million and $9.0 million annually. We expect to incur approximately $22.0 million to $28.0 million in pre-tax restructuring charges related to this plan, the majority of which are expected to be in the form of cash-based expenditures related to employee severance and other termination benefits. Most of the non-cash expenditures will be in the form of accelerated depreciation.

We incurred $4.0 million of restructuring charges related to this plan for the three months ended March 31, 2025, of which $3.2 million were cash-based expenditures in the form of severance and other termination benefits and $0.7 million were non-cash expenditures in the form of accelerated depreciation.
Severance and related benefits activity related to the manufacturing footprint consolidation plan is presented in the table below for the three months ended March 31, 2025:

(Dollars in thousands)	Manufacturing Footprint Consolidation Restructuring Severance and Related Benefits
Balance as of December 31, 2024	$9.2
Provisions	3.2
Payments	(1.8)
Foreign currency translation adjustment	0.4
Balance as of March 31, 2025	$11.0
Restructuring Charges - Global Workforce Reduction
In March 2025, we announced a plan to reduce our global workforce that was substantially completed in the first quarter of 2025. We incurred $1.8 million in pre-tax restructuring charges related to this plan in the three months ended March 31, 2025, all of which were cash-based expenditures in the form of employee severance and other termination benefits.
Restructuring Charges - Facility Consolidations
As of December 31, 2024, we included $13.1 million of assets held for sale within the “Other current assets” financial statement line item of the condensed consolidated statements of financial position, representing the land and building at our former Price Road facility in Chandler, Arizona. The sale was completed on March 11, 2025 for a sale price of $13.4 million, net of selling costs.
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Advanced Electronics Solutions
Allocated restructuring charges	$4.7	$0.1
Elastomeric Material Solutions
Allocated restructuring charges	$1.2	$—
Total restructuring and impairment charges	$5.9	$0.1
Other Income (Expense), Net
The components of the “Other income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Foreign currency translation impacts	$(1.3)	$0.5
Foreign currency derivative impacts	(0.2)	(0.1)
Copper derivative impacts	0.2	—
Other	(0.3)	—
Total other income (expense), net	$(1.6)	$0.4

Interest Income (Expense), Net
The components of “Interest income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Interest on revolving credit facility	$—	$(0.5)
Line of credit fees	(0.3)	(0.3)
Debt issuance amortization costs	(0.1)	(0.1)
Interest income	0.8	0.1
Other	(0.1)	—
Total interest income (expense), net	$0.3	$(0.8)
Note 14 – Income Taxes
The below discussion of the effective tax rate for the periods presented in the condensed consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
Our effective tax rate was 12.5% in the first quarter of 2025. During the first quarter of 2025, we incurred a loss before income taxes of $1.6 million, which, when taxed at the 21% U.S. statutory federal income tax rate, resulted in an immaterial income tax benefit, partially offset by insignificant tax adjustments that caused the effective tax rate to differ from the statutory rate.
During the first quarter of 2024, our effective tax rate was 32.8%. During the first quarter of 2024, our effective tax rate was unfavorably impacted primarily by the write-off of deferred tax assets related to stock compensation.
The OECD Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax of 15%. Based on current enacted legislation effective in 2024 and our structure, we do not expect a material impact in 2025. We are monitoring developments and evaluating the impacts these new rules will have on our future effective income tax rate, tax payments, financial condition, and results of operations.
Note 15 - Mergers and Acquisitions
Joint Venture Separation Agreement
On October 29, 2024, we entered into a JV Separation Agreement with INOAC with an effective date of November 5, 2024, in which INOAC acquired our 50% ownership shares of RIC, we acquired INOAC’s 50% ownership shares of RIS, and we sold the property, plant and equipment constituting RIS Production Line 1 to INOAC. The combined transaction resulted in a net payment to us from INOAC of $4.9 million. The JV Separation Agreement terminated all other agreements previously entered into in connection with the RIC and RIS JV relationships.
The purchase accounting and purchase price allocation for the RIS acquisition transaction is now considered final, with no adjustments from the information presented in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note 16 - Recent Accounting Standards
Recently Adopted Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. This amendment will improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 in our Annual Report on Form 10-K for the year ended December 31, 2024, using the retrospective approach.
Recently Issued Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the standard will be applied on a prospective basis and retrospective application to all periods presented is permitted. We will adopt ASU 2023-09 in our Annual

Report on Form 10-K for the year ending December 31, 2025, using a prospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require new disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Adoption should be applied either prospectively to financial statements issued after the effective date, or retrospectively to any or all prior periods presented in the financial statements. We will adopt ASU 2024-03 in our Annual Report on Form 10-K for the year ending December 31, 2026, using a prospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.
Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Position
As used herein, the “Company,” “Rogers,” “we,” “us,” “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•failure to capitalize on, volatility within, or other adverse changes with respect to our growth drivers, such as delays in adoption or implementation of new technologies;
•failure to successfully execute on our long-term growth strategy;
•uncertain business, economic and political conditions in the U.S. and abroad, particularly in China, South Korea, Belgium, Germany, England, and Hungary where we maintain significant manufacturing, sales or administrative operations;
•the trade policy dynamics between the U.S. and other countries where the Company does business, in particular China, as reflected in recently escalated tariff impositions and associated countermeasures, as well as the potential for U.S.-China supply chain decoupling;
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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report, including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report) and our other reports filed with the SEC, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
Our growth strategy is based on addressing trends in these markets and applying our repeatable customer engagement process. Our sales engineers and technical service employees work closely with our customers to understand their complex challenges. They then leverage our innovation and technology capabilities and deep applications expertise to provide unique solutions to customers’ challenges. In addition to these capabilities, our strategy for success is also built on our reputation for high performance and reliability, trusted customer relationships and an expansive product portfolio. Through this strategy we expect to be able to drive further commercial wins, which provide the potential for future growth. This growth strategy includes both organic and inorganic investments from which we strive to ensure high-quality solutions for our customers.
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
If we are able to successfully execute on our strategy, we see an opportunity, over the next several years, to increase revenues from current levels and further improve profitability. The increase in revenues is expected to come from a combination of organic growth and targeted acquisitions. This outlook is supported by our participation in a number of growth markets and by our competitive positions in these markets. The fastest growing market opportunity is expected to be EV/HEV where third-party analysis projects that the market will increase at a compound annual growth rate of between 10% and 15% over the next several years. Within the EV/HEV market, we believe our advanced battery cell pads and ceramic substrates provide multiple content opportunities to capitalize on this growth. Other markets with good growth opportunities include ADAS, aerospace and defense, portable electronics and renewable energy.
Executive Summary
The following synopsis and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the first quarter of 2025 as compared to the first quarter of 2024, our net sales decreased approximately 10.7% to $190.5 million, our gross margin decreased approximately 210 basis points to 29.9% from 32.0%, and we had an operating margin of 0.2% compared to an operating margin of 5.5%, a decrease of approximately 570 basis points.

•We recognized restructuring charges of $5.9 million for the three months ended March 31, 2025 primarily related to our announced intent to wind down our manufacturing operations for our AES operating segment in our Evergem, Belgium facility, along with a reduction of our global workforce.
Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net sales	100.0%	100.0%
Gross margin	29.9%	32.0%

Selling, general and administrative expenses	23.4%	22.3%
Research and development expenses	3.7%	4.2%
Restructuring and impairment charges	3.1%	—%
Other operating (income) expense, net	(0.1)%	—%
Operating income (loss)	(0.2)%	5.5%

Equity income in unconsolidated joint ventures	—%	0.1%
Other income (expense), net	(0.8)%	0.2%
Interest income (expense), net	0.2%	(0.4)%
Income (loss) before income taxes	(0.8)%	5.4%
Income tax (benefit) expense	(0.1)%	1.8%
Net income (loss)	(0.7)%	3.7%

Net Sales and Gross Margin
	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Net sales	$190.5	$213.4
Gross margin	$57.0	$68.2
Percentage of net sales	29.9%	32.0%
Net sales decreased by 10.7% in the first quarter of 2025 compared to the first quarter of 2024. Our AES and EMS operating segments had net sales decreases of 14.7% and 3.6%, respectively. The decrease in net sales was primarily due to lower net sales in the EV/HEV and wireless infrastructure markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to softer end market demand. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
Gross margin as a percentage of net sales decreased approximately 210 basis points to 29.9% in the first quarter of 2025 compared to 32.0% in the first quarter of 2024. Gross margin in the first quarter of 2025 declined due to lower volumes and unfavorable mix.

Selling, General and Administrative Expenses
	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Selling, general and administrative expenses	$44.5	$47.5
Percentage of net sales	23.4%	22.3%
SG&A expenses decreased 6.3% in the first quarter of 2025 from the first quarter of 2024, primarily due to a $3.4 million decrease in compensation and benefits expense and a $1.0 million decrease in professional services expenses, partially offset by a $1.0 million increase in fixed asset depreciation and software cost amortization expense.

Research and Development Expenses
	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Research and development expenses	$7.1	$8.9
Percentage of net sales	3.7%	4.2%
R&D expenses decreased 20.2% in the first quarter of 2025 from the first quarter of 2024 due to a $0.8 million decrease in compensation and benefits expense and a $0.5 million decrease in trial costs.

Restructuring and Impairment Charges
	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Restructuring and impairment charges	$5.9	$0.1
We incurred restructuring charges of $5.9 million in the three months ended March 31, 2025 related to our announced intent to wind down our manufacturing operations for our AES operating segment in our Evergem, Belgium facility, along with a reduction of our global workforce. For additional information, refer to “Note 13 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Equity income in unconsolidated joint ventures	$—	$0.3
Prior to November 5, 2024, we had two unconsolidated JVs, each 50% owned: RIC and RIS, at which point, our JV relationships were discontinued resulting in the year-over-year decrease in equity income in those unconsolidated JVs. For additional information, refer to “Note 15 - Mergers and Acquisitions” to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

Other Income (Expense), Net
	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Other income (expense), net	$(1.6)	$0.4
Other income (expense), net decreased to expense of $1.6 million in the first quarter of 2025 from income of $0.4 million in the first quarter of 2024. The decrease was due to unfavorable year-over-year changes in impacts from our foreign currency transactions.

Interest Income (Expense), Net
	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Interest income (expense), net	$0.3	$(0.8)
Interest income (expense), net, was $0.3 million of income in the first quarter of 2025 compared to $0.8 million of expense in the first quarter of 2024. The year-over-year change was due to a lower weighted-average outstanding balance for our borrowings under our revolving credit facility and higher income on interest-bearing cash accounts.

Income Taxes
	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Income tax (benefit) expense	$(0.2)	$3.8
Effective tax rate	12.5%	32.8%
The below discussion of the effective tax rate for the periods presented in the condensed consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
Our effective tax rate was 12.5% in the first quarter of 2025. During the first quarter of 2025, we incurred a loss before income taxes of $1.6 million, which, when taxed at the 21% U.S. statutory federal income tax rate, resulted in an immaterial tax benefit, partially offset by insignificant tax adjustments that caused the effective tax rate to differ from the statutory rate.
During the first quarter of 2024, our effective tax rate was 32.8%. During the first quarter of 2024, our effective tax rate was unfavorably impacted primarily by the write-off of deferred tax assets related to stock compensation.
Operating Segment Net Sales and Gross Margin
Advanced Electronics Solutions

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Net sales	$104.2	$122.1
Gross margin	$29.1	$34.7
Percentage of net sales	27.9%	28.4%
AES net sales decreased by 14.7% in the first quarter of 2025 compared to the first quarter of 2024. The decrease in net sales over the first quarter of 2024 was primarily driven by lower net sales in the EV/HEV, wireless infrastructure and industrial markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to softer end market demand. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
Our AES operating segment gross margin in the first quarter of 2025 declined primarily due to significantly lower volumes and unfavorable mix. As a percentage of net sales, gross margin in the first quarter of 2025 was 27.9% as compared to 28.4% in the first quarter of 2024.
Elastomeric Material Solutions

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Net sales	$82.6	$85.7
Gross margin	$26.7	$31.3
Percentage of net sales	32.3%	36.5%
EMS net sales decreased by 3.6% in the first quarter of 2025 compared to the first quarter of 2024. The decrease in net sales over the first quarter of 2024 was primarily driven by lower net sales in the EV/HEV and aerospace and defense markets.
Our EMS operating segment gross margin in the first quarter of 2025 declined due to unfavorable mix and utilization headwinds caused by lower volumes. As a percentage of net sales, gross margin in the first quarter of 2025 was 32.3% as compared to 36.5% in the first quarter of 2024.
Other

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Net sales	$3.7	$5.6
Gross margin	$1.2	$2.2
Percentage of net sales	32.4%	39.3%
Net sales in this segment decreased by 33.9% in the first quarter of 2025 from the first quarter of 2024. Our Other operating segment gross margin in the first quarter of 2025 declined due to lower volume. As a percentage of net sales, gross margin in the first quarter of 2025 was 32.4%, an approximately 690 basis point decrease as compared to 39.3% in the first quarter of 2024.
Liquidity, Capital Resources and Financial Position
We believe that our existing sources of liquidity and cash flows that we expect to generate from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures and R&D efforts, for at least the next 12 months. We regularly review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships in an effort to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in millions)	March 31, 2025	December 31, 2024
U.S.	$94.2	$84.7
Europe	40.5	37.4
Asia	40.9	37.7
Total cash and cash equivalents	$175.6	$159.8
Approximately $81.4 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of March 31, 2025. We did not make any changes in the three months ended March 31, 2025 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in millions)	March 31, 2025	December 31, 2024
Key Financial Position Accounts:
Cash and cash equivalents	$175.6	$159.8
Accounts receivable, net	$139.2	$135.3
Inventories, net	$143.0	$142.3
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2024 to March 31, 2025 were as follows:
•Cash and cash equivalents were $175.6 million as compared to $159.8 million as of December 31, 2024, an increase of $15.8 million, or 9.9%. This increase was primarily due to the $13.4 million of proceeds from the sale of our Price Road facility and our cash flows provided by operations, partially offset by $9.6 million in capital expenditures, and $1.2 million in tax payments related to net share settlement of equity awards.
•Accounts receivable, net increased 2.9% to $139.2 million as of March 31, 2025 from $135.3 million as of December 31, 2024. The increase from year-end was primarily due to higher net sales at the end of the first quarter of 2025 compared to at the end of 2024.
•Inventories, net increased 0.5% to $143.0 million as of March 31, 2025, from $142.3 million as of December 31, 2024, primarily driven by higher levels of raw material and work-in-process inventory, mostly offset by a lower level of finished goods inventory.

	Three Months Ended
(Dollars in millions)	March 31, 2025	March 31, 2024
Key Cash Flow Measures:
Net cash provided by operating activities	$11.7	$28.1
Net cash provided by (used in) investing activities	$3.9	$(9.4)
Net cash used in financing activities	$(1.6)	$(31.5)
In 2025, we expect capital spending to be in the range of approximately $30.0 million to $40.0 million. We plan to fund our capital spending in 2025 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2025.
Contingencies
During the first quarter of 2025, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.

Critical Accounting Policies
There were no material changes in our critical accounting policies during the first quarter of 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2025. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of March 31, 2025. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We are in the process of a multi-year implementation of a new global ERP system, which will replace our existing operating and financial systems. The implementation is expected to occur in phases over the next several years. During the first quarter of 2025, we completed the implementation of our new ERP system for one of our manufacturing sites. The portion of the transition to the new ERP system that we have completed to date did not result in significant changes in our internal control over financial reporting. However, as the next phases of the updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and the testing for effectiveness of internal controls over financial reporting.
There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year ending December 31, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Part II - Other Information
Item 1.    Legal Proceedings
Refer to the discussion of certain environmental, asbestos and other litigation matters in “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the following risk factor, along with the factors discussed in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.rogerscorp.com.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.
The recent imposition by the United States of tariffs, sanctions and other restrictions on goods imported into the United States, and countermeasures imposed by foreign countries in response to such government actions, if not significantly and promptly moderated or eliminated, is expected to increase the cost of goods for our products or reduce our ability to sell products globally, which may adversely affect our operating results and financial condition. The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing of when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.
Additionally, the U.S. government has adopted new approaches to trade policy and in some cases, may renegotiate, or potentially abrogate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed significant, additional tariff increases to capture other countries and types of foreign goods. Such current and future tariff increases, expanding tariffs to capture other countries and types of foreign goods or other changes in U.S. trade policy, if not significantly and promptly moderated or eliminated, is expected to make it more difficult or costly for us to procure necessary materials and equipment to conduct our business as a manufacturer and supplier of engineered materials and components, and may adversely affect our operating results and financial condition.
In addition, in response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. The imposition of retaliatory (or new) tariffs on the sale of U.S. goods into foreign countries, if not significantly and promptly moderated or eliminated, may result in a reduction in our net sales in foreign markets, which may adversely affect our operating results and financial condition.
Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could, in turn, have a material adverse impact on our business and financial condition.
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
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

32
Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and March 31, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and March 31, 2024, (iii) Condensed Consolidated Statements of Financial Position as of March 31, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2025 and March 31, 2024, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Laura Russell
Laura Russell
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: April 29, 2025