Form 10-Q
period 2025-06-30
ROGERS CORP
filed 2025-08-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 28, 2025 was 18,121,685.

ROGERS CORPORATION
FORM 10-Q

June 30, 2025
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

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$202.8	$214.2	$393.3	$427.6
Cost of sales	138.8	141.1	272.3	286.3
Gross margin	64.0	73.1	121.0	141.3

Selling, general and administrative expenses	48.5	50.9	93.0	98.4
Research and development expenses	7.0	9.5	14.1	18.4
Restructuring and impairment charges	76.1	1.4	82.0	1.5
Other operating (income) expense, net	(0.1)	—	(0.3)	—
Operating income (loss)	(67.5)	11.3	(67.8)	23.0

Equity income in unconsolidated joint ventures	—	0.5	—	0.8
Other income (expense), net	(2.2)	0.3	(3.8)	0.7
Interest income (expense), net	0.4	(0.2)	0.7	(1.0)
Income (loss) before income taxes	(69.3)	11.9	(70.9)	23.5
Income tax (benefit) expense	4.3	3.8	4.1	7.6
Net income (loss)	$(73.6)	$8.1	$(75.0)	$15.9

Basic earnings (loss) per share	$(4.00)	$0.44	$(4.08)	$0.85
Diluted earnings (loss) per share	$(4.00)	$0.44	$(4.08)	$0.85

Shares used in computing:
Basic earnings (loss) per share	18.4	18.6	18.4	18.6
Diluted earnings (loss) per share	18.4	18.6	18.4	18.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$(73.6)	$8.1	$(75.0)	$15.9

Foreign currency translation adjustment	33.6	(5.7)	51.2	(14.9)
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 2)	0.1	0.1	0.2	0.2
Other comprehensive income (loss)	33.7	(5.6)	51.4	(14.7)
Comprehensive income (loss)	$(39.9)	$2.5	$(23.6)	$1.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in millions, except par value)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$157.2	$159.8
Accounts receivable, net	141.6	135.3
Contract assets	25.4	23.7
Inventories, net	151.2	142.3
Asbestos-related insurance recoverables, current portion	4.3	4.3
Other current assets	20.4	28.5
Total current assets	500.1	493.9
Property, plant and equipment, net of accumulated depreciation of $419.5 and $390.8	382.5	365.1
Operating lease right-of-use assets	23.0	24.1
Goodwill	305.9	357.6
Other intangible assets, net of amortization	105.8	110.3
Asbestos-related insurance recoverables, non-current portion	48.0	48.0
Deferred income taxes	66.0	61.5
Other long-term assets	20.0	20.6
Total assets	$1,451.3	$1,481.1
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$53.4	$48.1
Accrued employee benefits and compensation	44.7	41.5
Accrued income taxes payable	4.5	7.7
Operating lease obligations, current portion	4.2	4.0
Asbestos-related liabilities, current portion	5.4	5.4
Other accrued liabilities	19.7	16.8
Total current liabilities	131.9	123.5
Operating lease obligations, non-current portion	19.5	20.6
Asbestos-related liabilities, non-current portion	51.9	52.1
Non-current income tax	6.0	5.7
Deferred income taxes	19.0	18.0
Other long-term liabilities	16.3	9.6
Commitments and contingencies (Note 5 and Note 9)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 18.1 and 18.5 shares issued and outstanding	18.1	18.5
Additional paid-in capital	126.4	147.3
Retained earnings	1,106.1	1,181.1
Accumulated other comprehensive loss	(43.9)	(95.3)
Total shareholders' equity	1,206.7	1,251.6
Total liabilities and shareholders' equity	$1,451.3	$1,481.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in millions)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Capital Stock
Balance, beginning of period	$18.5	$18.7	$18.5	$18.6
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	—	—	0.1
Shares issued for employee stock purchase plan	—	—	—	—
Shares repurchased	(0.4)	(0.1)	(0.4)	(0.1)
Balance, end of period	18.1	18.6	18.1	18.6
Additional Paid-In Capital
Balance, beginning of period	149.7	153.8	147.3	151.8
Shares issued for vested restricted stock units, net of shares withheld for taxes	(0.2)	(0.1)	(1.4)	(1.3)
Shares issued for employee stock purchase plan	0.7	0.9	0.7	0.9
Equity compensation expense	4.3	5.3	7.9	8.8
Shares repurchased	(27.7)	(7.5)	(27.7)	(7.8)
Excise tax on repurchased shares	(0.4)	—	(0.4)	—
Balance, end of period	126.4	152.4	126.4	152.4
Retained Earnings
Balance, beginning of period	1,179.7	1,162.8	1,181.1	1,155.0
Net income (loss)	(73.6)	8.1	(75.0)	15.9
Balance, end of period	1,106.1	1,170.9	1,106.1	1,170.9
Accumulated Other Comprehensive Loss
Balance, beginning of period	(77.6)	(75.5)	(95.3)	(66.4)
Other comprehensive income (loss)	33.7	(5.6)	51.4	(14.7)
Balance, end of period	(43.9)	(81.1)	(43.9)	(81.1)
Total Shareholders’ Equity	$1,206.7	$1,260.8	$1,206.7	$1,260.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating Activities:
Net income (loss)	$(75.0)	$15.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26.5	23.6
Equity compensation expense	7.9	8.8
Deferred income taxes	(3.6)	(8.6)
Equity in undistributed income of unconsolidated joint ventures	—	(0.8)
Dividends received from unconsolidated joint ventures	—	1.2
Impairment charges	71.8	—
Other non-cash charges, net	0.4	0.1
Changes in assets and liabilities:
Accounts receivable	(0.1)	(4.3)
Proceeds from insurance related to operations	—	4.1
Contract assets	0.2	12.5
Inventories, net	(2.8)	0.9
Other current assets	(4.6)	(5.4)
Accounts payable and other accrued expenses	6.2	2.9
Other, net	(1.5)	0.1
Net cash provided by operating activities	25.4	51.0

Investing Activities:
Capital expenditures	(17.7)	(23.5)
Proceeds from the sale of marketable equity securities	1.0	—
Purchases of marketable equity securities	(0.1)	—
Proceeds from the sale of property, plant and equipment, net	13.4	—
Net cash used in investing activities	(3.4)	(23.5)

Financing Activities:
Repayment of debt principal and finance lease obligations	(0.8)	(30.2)
Payments of taxes related to net share settlement of equity awards	(1.4)	(1.2)
Proceeds from issuance of shares to employee stock purchase plan	0.7	0.9
Share repurchases	(28.1)	(7.9)
Net cash used in financing activities	(29.6)	(38.4)

Effect of exchange rate fluctuations on cash	5.0	(0.9)

Net decrease in cash and cash equivalents	(2.6)	(11.8)
Cash and cash equivalents at beginning of period	159.8	131.7
Cash and cash equivalents at end of period	$157.2	$119.9

Supplemental Disclosures:
Accrued capital additions	$3.9	$4.3
Cash paid during the year for:
Interest, net of amounts capitalized	$0.6	$0.5
Income taxes, net of refunds	$13.4	$7.2
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
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2024	$(86.7)	$(8.6)	$(95.3)
Other comprehensive income (loss) before reclassifications	51.2	—	51.2
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Other comprehensive income (loss)	51.2	0.2	51.4
Balance as of June 30, 2025	$(35.5)	$(8.4)	$(43.9)

Balance as of December 31, 2023	$(56.8)	$(9.6)	$(66.4)
Other comprehensive income (loss) before reclassifications	(14.9)	—	(14.9)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Other comprehensive income (loss)	(14.9)	0.2	(14.7)
Balance as of June 30, 2024	$(71.7)	$(9.4)	$(81.1)
(1) Net of taxes of $1.4 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively. Net of taxes of $1.7 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2025, we did not have any derivative contracts that qualified for hedge accounting treatment.

Foreign Currency
During the three and six months ended June 30, 2025, we entered into U.S. dollar, euro, Korean won, Hungarian forint, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2025, the notional values of the remaining foreign currency forward contracts were as follows:

(Amounts in millions)
Currencies (Buy/Sell)	Amount (Buy/Sell)
USD/CNH	$48.9 / ¥350.0
EUR/USD	€10.6 / $12.5
KRW/USD	₩1,964.3 / $1.5
HUF/EUR	Ft500.0 / €1.2
JPY/EUR	¥525.0 / €3.1
Commodity
As of June 30, 2025, we had 12 outstanding contracts to hedge exposure related to the commodity price of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2025, the volume of our copper contracts outstanding was as follows:

(Amounts in ones)
Contract Period	Amount
July 2025 - September 2025	69 metric tons per month
October 2025 - December 2025	69 metric tons per month
January 2026 - March 2026	69 metric tons per month
April 2026 - June 2026	69 metric tons per month
Note 4 - Balance Sheet Items
Accounts Receivable
The “Accounts receivable, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
Accounts receivable - trade	$131.7	$125.1
Allowance for credit losses	(1.6)	(1.5)
Accounts receivable - other	11.5	11.7
Total accounts receivable, net	$141.6	$135.3
Contract Assets
We had contract assets primarily related to unbilled revenue for products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” line item in the condensed consolidated statements of financial position. We did not have any contract liabilities as of June 30, 2025 or December 31, 2024. No impairment losses were recognized in each of the three- and six-month periods ended June 30, 2025 or June 30, 2024 on any contract assets arising from our contracts with customers. Our contract assets by operating segment as of June 30, 2025 and December 31, 2024 were as follows:

(Dollars in millions)	June 30, 2025	December 31, 2024
Advanced Electronics Solutions	$20.9	$18.9
Elastomeric Material Solutions	0.3	0.7
Other	4.2	4.1
Total contract assets	$25.4	$23.7
Inventories
The “Inventories, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
Raw materials	$74.7	$62.7
Work-in-process	44.7	41.7
Finished goods	31.8	37.9
Total inventories	$151.2	$142.3
Accounts Payable
The “Accounts payable” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
Accounts payable - trade	$50.3	$45.6
Accounts payable - other	3.1	2.5
Total accounts payable	$53.4	$48.1
Note 5 - Leases
Finance Leases
We have finance leases primarily related to manufacturing equipment. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities were nil for the three months ended June 30, 2025 and 2024. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities was $8.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. Our expenses and payments for finance leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization expense of finance lease right-of-use assets	$0.5	$0.1	$0.8	$0.2
Interest expense on finance lease obligations	$(0.1)	$—	$(0.2)	$—
Payments on finance lease obligations	$0.4	$0.1	$0.8	$0.2
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities, as well as vehicles. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities was $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities was $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. Our expenses and payments for operating leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating leases expense	$1.4	$1.3	$2.9	$2.6
Short-term leases expense	$0.2	$0.1	$0.4	$0.3
Payments on operating lease obligations	$1.7	$1.4	$2.8	$2.4
Lease Balances in Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in millions)	Financial Statement Line Item	June 30, 2025	December 31, 2024
Finance lease right-of-use assets	Property, plant and equipment, net	$9.3	$1.1
Operating lease right-of-use assets	Operating lease right-of-use assets	$23.0	$24.1

Finance lease obligations, current portion	Other accrued liabilities	$1.4	$0.4
Finance lease obligations, non-current portion	Other long-term liabilities	$8.1	$0.8
Total finance lease obligations		$9.5	$1.2

Operating lease obligations, current portion	Operating lease obligations, current portion	$4.2	$4.0
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$19.5	$20.6
Total operating lease obligations		$23.7	$24.6
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of June 30, 2025:

	Finance			Operating
(Dollars in millions)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2025	$0.9	$—	$0.9	$2.9	$—	$2.9
2026	1.8	—	1.8	5.0	(0.1)	4.9
2027	1.6	—	1.6	4.2	—	4.2
2028	1.4	—	1.4	3.2	—	3.2
2029	1.4	—	1.4	3.2	—	3.2
Thereafter	4.1	—	4.1	10.8	—	10.8
Total lease payments	11.2	—	11.2	29.3	(0.1)	29.2
Less: Interest	(1.7)	—	(1.7)	(5.5)	—	(5.5)
Present Value of Net Future Minimum Lease Payments	$9.5	$—	$9.5	$23.8	$(0.1)	$23.7
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	June 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Finance leases	7.1 years	3.4 years
Operating leases	6.9 years	7.3 years
Weighted Average Discount Rate
Finance leases	4.68%	4.33%
Operating leases	5.62%	5.63%
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2024	$113.6	$241.8	$2.2	$357.6
Impairment	(67.3)	—	—	(67.3)
Foreign currency translation adjustment	5.4	10.2	—	15.6
June 30, 2025	$51.7	$252.0	$2.2	$305.9

Other Intangible Assets
The carrying amount of other intangible assets were as follows:

	June 30, 2025				December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$182.0	$—	$102.2	$79.8	$175.9	$96.1	$79.8
Technology	79.6	—	65.8	13.8	75.6	60.6	15.0
Trademarks and trade names	20.3	—	8.1	12.2	19.1	7.7	11.4
Total definite-lived other intangible assets	281.9	—	176.1	105.8	270.6	164.4	106.2
Indefinite-lived other intangible asset	4.5	4.5	—	—	4.1	—	4.1
Total other intangible assets	$286.4	$4.5	$176.1	$105.8	$274.7	$164.4	$110.3
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
The amortization expense related to other intangible assets was as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization expense	$2.7	$3.1	$5.4	$6.2
The estimated future amortization expense is $5.6 million, $10.8 million, $10.4 million, $8.1 million, and $7.7 million in 2025, 2026, 2027, 2028, and 2029, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of June 30, 2025, by definite-lived other intangible asset class, is presented in the table below:

Weighted Average Remaining Amortization Period
Customer relationships	6.9 years
Technology	2.9 years
Trademarks and trade names	9.0 years
Total definite-lived other intangible assets	6.6 years
Goodwill & Other Intangible Assets Impairments
Goodwill and indefinite-lived other intangible assets are evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired, by first performing a qualitative assessment to determine whether a quantitative impairment assessment is necessary.
In the second quarter of 2025, we concluded that a quantitative impairment assessment was required as the fair value of our curamik® reporting unit, which is under our AES operating segment, may be more likely than not less than its carrying value based on multiple triggering events, including changing market competition and supply dynamics that resulted in reduced demand forecasts for short and mid-term net sales and gross margin.
Based on our interim impairment assessment, we concluded our curamik® reporting unit’s carrying value exceeded its estimated fair value. As a result, we recorded non-cash impairment charges to our curamik® reporting unit’s goodwill and indefinite-lived other intangible asset of $67.3 million and $4.5 million, respectively, which represents full impairments of each. The decline in the estimated fair value of our curamik® reporting unit during the second quarter of 2025, and the resulting impairment charges, was primarily driven by revised short-term and mid-term forecasts for net sales and gross margin expectations of our curamik® reporting unit. The impairment charges were recorded in the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations.

The application of the quantitative assessment requires significant judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit for which a quantitative assessment is performed. The quantitative goodwill and indefinite-lived other intangible asset impairment assessment performed over the curamik® reporting unit consisted of a fair value calculation which combined an income approach and a market approach, weighted at 50% each, which was then compared with the reporting unit’s carrying value. The income approach uses the discounted cash flow method, which is based on the present value of future cash flows through a multi-year discounted cash flow analysis. The market approach uses the guideline public company method, which is based on market data using comparable publicly traded company multiples of EBITDA for a group of benchmark companies. Determination of fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, gross margin and operating margin, discount rates, terminal growth rates, future market conditions, and market multiples, among others. We assessed the assumptions used in the quantitative impairment assessment to be reasonable and consistent with assumptions that would have been used by other market participants.
No triggering events were identified for our other reporting units in the second quarter of 2025, and therefore, interim impairment assessments were considered unnecessary.
Long-lived assets, including definite-lived other intangible assets, property, plant and equipment and lease right-of-use assets, are evaluated for recoverability whenever events or circumstances indicate the carrying value may not be recoverable. The recoverability test is performed at the asset group level, which we have assessed to be our reporting units. As a result of triggering events identified in our curamik® reporting unit during the second quarter of 2025, discussed above, we tested long-lived assets for recoverability by comparing the estimated future undiscounted cash flows of the asset group to its carrying value. Determination of estimated future undiscounted cash flows is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, gross margin and operating margin and future market conditions, among others. We assessed the assumptions used in the recoverability test to be reasonable and consistent with assumptions that would have been used by other market participants.
Based on our long-lived assets recoverability test, our curamik® reporting unit, had estimated future undiscounted cash flows that exceeded its carrying value. As a result, no impairment charges to our curamik® reporting unit’s long-lived assets were recognized in the second quarter of 2025.
Note 7 – Postretirement Benefit Plans
Pension Plan
As of June 30, 2025, we had one qualified noncontributory defined benefit pension plan, the Union Plan, which was frozen and ceased accruing benefits in 2013. The measurement date is December 31st for each respective plan year. We were not required to make any contributions to the Union Plan in 2024 and will not be required to make any contributions in 2025.
Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, which provides specified deferred compensation benefits to a certain group of select employees. The deferred compensation plan is funded through a rabbi trust, which is ultimately invested in accordance with each plan participants’ selections from pre-approved funds. As of June 30, 2025 and December 31, 2024, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds and fixed income funds. Marketable securities are recorded at fair value. The balances are reflected in the “Other long-term assets” line item in the condensed consolidated statements of financial position. The following table summarizes, by major security type, our marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value of Deferred Compensation Plan as of June 30, 2025
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.0	$0.7	$(0.1)	$4.6
Level 2 Securities:
Fixed income funds	$0.1	$—	$—	$0.1
Total	$4.1	$0.7	$(0.1)	$4.7

	Fair Value of Deferred Compensation Plan as of December 31, 2024
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.6	$0.5	$—	$5.1
Level 2 Securities:
Fixed income funds	$0.2	$—	$—	$0.2
Total	$4.8	$0.5	$—	$5.3
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50 basis points, and (3) one-month Term SOFR plus 110.0 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted Euro Interbank Offered Rate, or the Adjusted Tokyo Interbank Offered Rate (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of June 30, 2025, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of June 30, 2025.
Our discretionary principal payments on our revolving credit facility in 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Discretionary principal payments	$—	$—	$—	$30.0
We had no outstanding borrowings under our revolving credit facility as of June 30, 2025 or December 31, 2024. We had $1.3 million and $1.6 million of outstanding line of credit issuance costs as of June 30, 2025 and December 31, 2024, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.

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
The following table summarizes the change in number of asbestos claims outstanding for the six months ended June 30, 2025:

Asbestos Claims
Claims outstanding as of January 1, 2025	523
New claims filed	64
Pending claims dismissed	(93)
Pending claims settled	(6)
Claims outstanding as of June 30, 2025	488
The total indemnity settlements for asbestos claims in 2025 were as follows:

(Dollars in millions)	June 30, 2025
Settlements	$0.4
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
Our projected asbestos-related liabilities and insurance recoverables were as follows:

(Dollars in millions)	June 30, 2025	December 31, 2024
Asbestos-related liabilities	$57.3	$57.5
Asbestos-related insurance recoverables	$52.3	$52.3
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program. As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred $2.0 million of aggregate remediation costs through June 30, 2025, substantially all of which was incurred and accrued for prior to 2023, and the accrual for future remediation efforts is $0.7 million.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Dollars and shares in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income (loss)	$(73.6)	$8.1	$(75.0)	$15.9
Denominator:
Weighted-average shares outstanding - basic	18.4	18.6	18.4	18.6
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding - diluted	18.4	18.6	18.4	18.6
Basic earnings (loss) per share	$(4.00)	$0.44	$(4.08)	$0.85
Diluted earnings (loss) per share	$(4.00)	$0.44	$(4.08)	$0.85
For the three and six months ended June 30, 2025, the assumed vesting of restricted stock units had an antidilutive effect on diluted loss per share and were excluded from the calculation of diluted loss per share. For the three and six months ended June 30, 2025, 0.3 million anti-dilutive shares were excluded from the calculation of diluted loss per share. For the three and six months ended June 30, 2024, 0.1 million shares of restricted stock were excluded from the calculation of diluted earnings per share.

Note 11 – Capital Stock and Equity Compensation
Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. The Program has no expiration date and may be suspended or discontinued at any time without notice. For the three and six months ended June 30, 2025, we purchased 425,990 shares for a total value of $28.1 million using cash from operations and cash on hand. As of June 30, 2025, $76.1 million remained available to purchase under the Program. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	—	$104.2
May 1, 2025 to May 31, 2025	406,560	$63.09	406,560	$77.4
June 1, 2025 to June 30, 2025	19,430	$66.01	19,430	$76.1
Equity Compensation
Equity Compensation Expense
The components of equity compensation expense were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Performance-based restricted stock units expense	$2.1	$2.0	$3.9	$3.3
Time-based restricted stock units expense	1.8	2.1	3.5	4.0
Deferred stock units expense	0.1	1.3	0.2	1.3
Other	0.3	(0.1)	0.3	0.2
Total equity compensation expense	$4.3	$5.3	$7.9	$8.8
Performance-Based Restricted Stock Units
As of June 30, 2025, we had outstanding performance-based restricted stock units with a market condition from 2025, 2024 and 2023. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
As of June 30, 2025, we had outstanding performance-based restricted stock units with a performance condition from 2024. These awards generally cliff vest at the end of a two-year performance period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The performance-based restricted stock units with a performance condition have one measurement criterion: 2025 net revenue. The fair value of these awards was determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to-date being increased or decreased based on the changes in the forecasted payout percentage as of the end of each reporting period. As of June 30, 2025, the performance condition is not probable of vesting. As such, no compensation expense has been recognized for the performance-based restricted stock units. We account for forfeitures as they occur.
A summary of activity of the outstanding performance-based restricted stock units for the six months ended June 30, 2025 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2024	109,106
Awards granted	83,834
Stock issued	—
Awards forfeited/cancelled	(5,069)
Awards outstanding as of June 30, 2025	187,871
Time-Based Restricted Stock Units
As of June 30, 2025, we had time-based restricted stock unit awards from 2025, 2024, 2023 and 2022 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the six months ended June 30, 2025 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2024	110,745
Awards granted	88,973
Stock issued	(47,882)
Awards forfeited/cancelled	(5,244)
Awards outstanding as of June 30, 2025	146,592
Deferred Stock Units
We grant deferred stock units to non-management directors. These awards will generally vest at the one year anniversary of the award, subject to continuous service. Each deferred stock unit results in the issuance of one share of Rogers’ capital stock. The grant of deferred stock units is typically done annually during the second quarter of each year. The fair value of the award is determined by the market value of the underlying stock price at the grant date.

A summary of activity of the outstanding deferred stock units for the six months ended June 30, 2025 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2024	11,900
Awards granted	22,616
Stock issued	(10,950)
Awards outstanding as of June 30, 2025	23,566
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

Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2025
Net sales - recognized over time	$34.9	$2.4	$3.9	$41.2
Net sales - recognized at a point in time	74.1	87.0	0.5	161.6
Total net sales	$109.0	$89.4	$4.4	$202.8
Cost of sales	$78.1	$57.9	$2.8	$138.8
Gross margin	$30.9	$31.5	$1.6	$64.0

Inventories, net	$85.5	$64.1	$1.6	$151.2
Depreciation expense	$4.4	$2.8	$0.2	$7.4

Three Months Ended June 30, 2024
Net sales - recognized over time	$46.0	$1.5	$3.9	$51.4
Net sales - recognized at a point in time	69.5	93.2	0.1	162.8
Total net sales	$115.5	$94.7	$4.0	$214.2
Cost of sales	$79.5	$59.0	$2.6	$141.1
Gross margin	$36.0	$35.7	$1.4	$73.1

Inventories, net	$85.2	$64.0	$1.6	$150.8
Depreciation expense	$4.4	$2.0	$0.2	$6.6

Six Months Ended June 30, 2025
Net sales - recognized over time	$73.8	$4.5	$7.4	$85.7
Net sales - recognized at a point in time	139.4	167.5	0.7	307.6
Total net sales	$213.2	$172.0	$8.1	$393.3
Cost of sales	$153.2	$113.8	$5.3	$272.3
Gross margin	$60.0	$58.2	$2.8	$121.0

Inventories, net	$85.5	$64.1	$1.6	$151.2
Depreciation expense	$8.6	$5.6	$0.4	$14.6

Six Months Ended June 30, 2024
Net sales - recognized over time	$92.4	$3.3	$9.3	$105.0
Net sales - recognized at a point in time	145.2	177.1	0.3	322.6
Total net sales	$237.6	$180.4	$9.6	$427.6
Cost of sales	$166.9	$113.4	$6.0	$286.3
Gross margin	$70.7	$67.0	$3.6	$141.3

Inventories, net	$85.2	$64.0	$1.6	$150.8
Depreciation expense	$8.8	$4.1	$0.4	$13.3
Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the periods indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2025
United States	$22.9	$33.9	$0.8	$57.6
Other Americas	0.4	2.7	—	3.1
Total Americas	23.3	36.6	0.8	60.7
China	33.9	25.9	1.3	61.1
Other APAC	13.5	7.7	0.6	21.8
Total APAC	47.4	33.6	1.9	82.9
Germany	13.4	5.9	0.2	19.5
Other EMEA	24.9	13.3	1.5	39.7
Total EMEA	38.3	19.2	1.7	59.2
Total net sales	$109.0	$89.4	$4.4	$202.8
Three Months Ended June 30, 2024
United States	$17.8	$37.4	$1.0	$56.2
Other Americas	2.7	3.5	0.2	6.4
Total Americas	20.5	40.9	1.2	62.6
China	39.0	25.4	1.0	65.4
Other APAC	26.9	8.1	0.5	35.5
Total APAC	65.9	33.5	1.5	100.9
Germany	16.7	6.9	0.1	23.7
Other EMEA	12.4	13.4	1.2	27.0
Total EMEA	29.1	20.3	1.3	50.7
Total net sales	$115.5	$94.7	$4.0	$214.2
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Six Months Ended June 30, 2025
United States	$45.0	$67.6	$1.7	$114.3
Other Americas	1.2	5.7	—	6.9
Total Americas	46.2	73.3	1.7	121.2
China	67.5	45.8	2.3	115.6
Other APAC	26.2	15.7	1.2	43.1
Total APAC	93.7	61.5	3.5	158.7
Germany	25.0	11.5	0.4	36.9
Other EMEA	48.3	25.7	2.5	76.5
Total EMEA	73.3	37.2	2.9	113.4
Total net sales	$213.2	$172.0	$8.1	$393.3
Six Months Ended June 30, 2024
United States	$38.2	$70.5	$2.0	$110.7
Other Americas	3.3	7.4	0.3	11.0
Total Americas	41.5	77.9	2.3	121.7
China	73.3	45.8	2.6	121.7
Other APAC	50.6	14.7	1.6	66.9
Total APAC	123.9	60.5	4.2	188.6
Germany	38.6	14.8	0.3	53.7
Other EMEA	33.6	27.2	2.8	63.6
Total EMEA	72.2	42.0	3.1	117.3
Total net sales	$237.6	$180.4	$9.6	$427.6
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
Note 13 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restructuring charges
Manufacturing footprint consolidation	$3.6	$0.4	$7.6	$0.4
Global workforce reduction	0.7	—	2.5	—
Facility consolidations	—	0.1	0.1	0.2
R&D facility exit	—	0.9	—	0.9
Total restructuring charges	4.3	1.4	10.2	1.5
Impairment charges
Goodwill impairment	67.3	—	67.3	—
Other intangible assets impairment	4.5	—	4.5	—
Total impairment charges	71.8	—	71.8	—
Total restructuring and impairment charges	$76.1	$1.4	$82.0	$1.5

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
We incurred $3.6 million of restructuring charges related to this plan for the three months ended June 30, 2025, of which $2.9 million were cash-based expenditures in the form of severance and other termination benefits and $0.7 million were non-cash expenditures in the form of accelerated depreciation. We incurred $7.6 million of restructuring charges related to this plan for the six months ended June 30, 2025, of which $6.1 million relates to severance and other termination benefits and $1.4 million in the form of accelerated depreciation.
We incurred $0.4 million in restructuring charges related to this plan in the three and six months ended June 30, 2024, all of which were in the form of accelerated depreciation.
Severance and related benefits activity related to the manufacturing footprint consolidation plan is presented in the table below for the six months ended June 30, 2025:

(Dollars in thousands)	Manufacturing Footprint Consolidation Restructuring Severance and Related Benefits
Balance as of December 31, 2024	$9.2
Provisions	6.1
Payments	(3.9)
Foreign currency translation adjustment	1.5
Balance as of June 30, 2025	$12.9
Restructuring Charges - Global Workforce Reduction
In March 2025, we announced a plan to reduce our global workforce that was substantially completed in the first half of 2025. We incurred $0.7 million and $2.5 million in pre-tax restructuring charges related to this plan for the three and six months ended June 30, 2025, respectively, all of which were cash-based expenditures in the form of employee severance and other termination benefits.
Restructuring Charges - R&D Facility Exit
In June 2024, we announced the closure of our Burlington, Massachusetts Innovation Center which was completed by the end of 2024. We incurred $0.9 million in pre-tax restructuring charges for both the three and six months ended June 30, 2024, of which, $0.2 million were cash-based expenditures in the form of severance and other termination benefits and $0.7 million were non-cash expenditures in the form of accelerated depreciation.
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
Goodwill Impairment Charge
In the second quarter of 2025, we determined the $67.3 million of goodwill attributable to our curamik® reporting unit was impaired. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets.”
Indefinite-Lived Other Intangible Asset Impairment Charge
In the second quarter of 2025, we determined the $4.5 million indefinite-lived other intangible asset attributable to our curamik® reporting unit was impaired. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets.”

Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Advanced Electronics Solutions
Allocated restructuring charges	$3.8	$1.0	$8.5	$1.1
Allocated impairment charges	71.8	—	71.8
Elastomeric Material Solutions
Allocated restructuring charges	0.5	0.4	1.7	0.4
Allocated impairment charges	—	—	—	—
Total restructuring and impairment charges	$76.1	$1.4	$82.0	$1.5
Other Income (Expense), Net
The components of the “Other income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign currency translation impacts	$(1.9)	$0.3	$(3.2)	$0.8
Foreign currency derivative impacts	(0.2)	(0.3)	(0.4)	(0.4)
Copper derivative impacts	(0.1)	0.4	0.1	0.4
Other	—	(0.1)	(0.3)	(0.1)
Total other income (expense), net	$(2.2)	$0.3	$(3.8)	$0.7
Interest Income (Expense), Net
The components of “Interest income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest on revolving credit facility	$—	$—	$—	$(0.5)
Line of credit fees	(0.3)	(0.3)	(0.6)	(0.6)
Debt issuance amortization costs	(0.1)	(0.1)	(0.2)	(0.2)
Interest income	0.8	0.2	1.6	0.3
Other	—	—	(0.1)	—
Total interest income (expense), net	$0.4	$(0.2)	$0.7	$(1.0)
Note 14 – Income Taxes
The below discussion of the effective tax rate for the periods presented in the condensed consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
We had a negative tax rate of 6.2% in the second quarter of 2025 due to tax expense on a pre-tax book loss. Our income tax expense for the second quarter of 2025 of $4.3 million was comprised primarily of an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized. Our effective tax rate was also unfavorably impacted by the $67.3 million goodwill impairment in curamik® for which no tax benefit is available.
During the second quarter of 2024, our effective tax rate was 31.9%. During the second quarter of 2024, our effective tax rate was unfavorably impacted primarily by the mix of income in higher tax jurisdictions.
We had a negative tax rate of 5.8% for the six months ended June 30, 2025 due to tax expense on a pre-tax book loss. Our income tax expense for the six months ended June 30, 2025 of $4.1 million was comprised primarily of an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized. Our effective tax rate was also unfavorably impacted by the $67.3 million goodwill impairment in curamik® for which no tax benefit is available.

For the first six months of 2024, the Company’s effective tax rate on its income before income taxes was 32.3%. The effective rate for the first six months of 2024 was unfavorably impacted by primarily (i) the write-off of deferred tax assets related to stock compensation and, (ii) the mix of income in higher tax rate jurisdictions.
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
Note 17 - Subsequent Events
On July 4, 2025, H.R. 1, otherwise known as the “One Big Beautiful Bill Act”, was signed into law. We are currently evaluating the key provisions of this law and currently do not expect it to have a material impact on the Company or its financial statements.
On July 12, 2025, R. Colin Gouveia, President and Chief Executive Officer, left the Company and resigned from the Board of Directors. On July 14, 2025, Lawrence E. Schmid, Senior Vice President of Global Operations, and certain other executives left the Company. We expect to incur severance and other termination benefits charges of $4.9 million to $5.2 million related to these organizational changes.

On July 12, 2025, the Board appointed Ali El-Haj as Interim President and Chief Executive Officer, to lead the Company on an interim basis while the Board conducts a search for a new President and Chief Executive Officer.
On July 30, 2025 we determined to implement initiatives to reduce costs in the curamik® reporting unit in our AES operating segment. This determination was made in response to market conditions and once fully implemented, these actions are expected to reduce manufacturing costs and operating expenses. As a result of these intended actions, we expect to record expenses in the range of $12.0 million to $20.0 million, which are expected to comprise of employee severance costs, property, plant and equipment relocation and reinstallation costs, consulting fees and other miscellaneous cash costs. We expect the bulk of the cash outflows will occur in 2026, with some cash outflows occurring in second half of 2025. These proposed initiatives are subject to a consultation process with the applicable works council representatives for our Eschenbach, Germany facility, which we initiated on July 31, 2025. Future disclosures related to these cost reduction initiatives will be disclosed in the Restructuring and Impairment Charges section of “Note 13 – Supplemental Financial Information.”
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
•the trade policy dynamics between the U.S. and other countries where the Company does business, in particular China, as reflected in tariff impositions and associated countermeasures, as well as the potential for U.S.-China supply chain decoupling;
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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report in addition to the section entitled “Risk Factors” in our

Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report) and our other reports filed with the SEC, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
As a market-driven organization, we are focused on capitalizing on growth opportunities in multiple end markets. This includes the automotive industry, where there are market opportunities resulting from the continuing trends in vehicle electrification, and ADAS adoption. Other opportunities are driven by the advancement of communication systems in aerospace and defense, the growth of next-generation smartphones in the portable electronics industry, and the continued expansion of renewable energy. In addition to our focus on these markets, we sell into a variety of other markets, including general industrial, wireless infrastructure and mass transit.
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
Our operational excellence efforts are focused on driving ongoing cost structure improvements to further enhance our profitability. These efforts include focusing on improving yields, throughput, procurement capabilities, and manufacturing processes. We have also taken specific cost improvement actions in recent quarters that have and will benefit our performance. These actions include optimizing our manufacturing footprint,and reducing manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
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
If we are able to successfully execute on our strategy, we see an opportunity, over the next several years, to increase revenues from current levels and further improve profitability. The increase in revenues is expected to come from a combination of organic growth and targeted acquisitions. This outlook is supported by our participation in a number of growth markets and by our competitive positions in these markets. The markets where we see growth opportunities include EV/HEV, ADAS, aerospace and defense, portable electronics, renewable energy, and industrial.
Executive Summary
The following synopsis and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the second quarter of 2025 as compared to the second quarter of 2024, our net sales decreased approximately 5.3% to $202.8 million, our gross margin decreased approximately 250 basis points to 31.6% from 34.1%, and we had an operating loss of 33.3% compared to an operating margin of 5.3%.
•We recognized impairment charges of $71.8 million in the second quarter of 2025 related to our curamik® reporting unit within our AES operating segment.

•We recognized restructuring charges of $4.3 million in the second quarter of 2025 due to our wind down of manufacturing operations for our AES operating segment in our Evergem, Belgium facility and the reduction of our global workforce.
•We repurchased 0.4 million shares of our capital stock for $28.1 million in the second quarter of 2025.
Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	31.6%	34.1%	30.8%	33.0%

Selling, general and administrative expenses	23.9%	23.7%	23.7%	22.9%
Research and development expenses	3.5%	4.4%	3.6%	4.3%
Restructuring and impairment charges	37.5%	0.7%	20.8%	0.4%
Other operating (income) expense, net	—%	—%	(0.1)%	—%
Operating income (loss)	(33.3)%	5.3%	(17.2)%	5.4%

Equity income in unconsolidated joint ventures	—%	0.2%	—%	0.2%
Other income (expense), net	(1.1)%	0.2%	(1.0)%	0.1%
Interest income (expense), net	0.2%	(0.1)%	0.2%	(0.2)%
Income (loss) before income taxes	(34.2)%	5.6%	(18.0)%	5.5%
Income tax (benefit) expense	2.1%	1.8%	1.1%	1.8%
Net income (loss)	(36.3)%	3.8%	(19.1)%	3.7%

Net Sales and Gross Margin
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$202.8	$214.2	$393.3	$427.6
Gross margin	$64.0	$73.1	$121.0	$141.3
Percentage of net sales	31.6%	34.1%	30.8%	33.0%
Net sales decreased by 5.3% in the second quarter of 2025 compared to the second quarter of 2024. Our AES and EMS operating segments each had net sales decreases of 5.6%. The decrease in net sales was primarily due to lower net sales in the EV/HEV and wireless infrastructure markets, partially offset by higher net sales in the industrial, aerospace and defense and ADAS markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to changing regional demands. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
Net sales decreased by 8.0% in the first six months of 2025 compared to the first six months of 2024. Our AES and EMS operating segments had net sales decreases of 10.3% and 4.7%, respectively. The decrease in net sales was primarily due to lower net sales in the EV/HEV and wireless infrastructure markets, partially offset by higher net sales in the ADAS and aerospace and defense markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to changing regional demands. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
Gross margin as a percentage of net sales decreased approximately 250 basis points to 31.6% in the second quarter of 2025 compared to 34.1% in the second quarter of 2024. Gross margin in the second quarter of 2025 declined due to the utilization headwinds caused by lower volumes and unfavorable mix.
Gross margin as a percentage of net sales decreased approximately 220 basis points to 30.8% in the first six months of 2025 compared to 33.0% in the first six months of 2024. Gross margin in the first six months of 2025 declined due to utilization headwinds caused by lower volumes and unfavorable mix.

Selling, General and Administrative Expenses
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Selling, general and administrative expenses	$48.5	$50.9	$93.0	$98.4
Percentage of net sales	23.9%	23.7%	23.7%	22.9%
SG&A expenses decreased 4.7% in the second quarter of 2025 from the second quarter of 2024, primarily due to a $2.7 million decrease in compensation and benefits expense and a $1.9 million decrease in professional services expenses, partially offset by a $1.8 million increase in fixed asset depreciation and software cost amortization expense.
SG&A expenses decreased 5.5% in the first six months of 2025 compared to the first six months of 2024, primarily due to a $6.1 million decrease in compensation and benefits expense and a $2.9 million decrease in professional services expenses, partially offset by a $2.8 million increase in fixed asset depreciation and software cost amortization expense.

Research and Development Expenses
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development expenses	$7.0	$9.5	$14.1	$18.4
Percentage of net sales	3.5%	4.4%	3.6%	4.3%
R&D expenses decreased 26.3% in the second quarter of 2025 from the second quarter of 2024 due to a $1.2 million decrease in R&D trials and a $1.0 million decrease in compensation and benefits expense. R&D expenses decreased 23.4% in the first six months of 2025 compared to the first six months of 2024, primarily due to a $1.8 million decrease in compensation and benefits expense and a $1.7 million decrease in R&D trials. The decrease in compensation and benefits expense was largely driven by the cost savings from our exit from our Burlington, Massachusetts Innovation Center facility.

Restructuring and Impairment Charges
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restructuring and impairment charges	$76.1	$1.4	$82.0	$1.5
Other operating (income) expense, net	$(0.1)	$—	$(0.3)	$—
We incurred impairment charges of $71.8 million in the three and six months ended June 30, 2025, related to our curamik® reporting unit within our AES operating segment. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
We incurred restructuring charges of $4.3 million and $10.2 million in the three and six months ended June 30, 2025, respectively, due to our wind down of manufacturing operations for our AES operating segment in our Evergem, Belgium facility and our global reduction in workforce. We incurred restructuring charges of $1.4 million and $1.5 million in the three and six months ended June 30, 2024, respectively, primarily related to our exit from our Burlington, Massachusetts Innovation Center facility and our wind down of manufacturing operations for our AES operating segment in our Evergem, Belgium facility. For additional information, refer to “Note 13 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Equity income in unconsolidated joint ventures	$—	$0.5	$—	$0.8
Prior to November 5, 2024, we had two unconsolidated JVs, each 50% owned: RIC and RIS, at which point, our JV relationships were discontinued resulting in the year-over-year decrease in equity income in those unconsolidated JVs. For additional information, refer to “Note 15 - Mergers and Acquisitions” to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

Other Income (Expense), Net
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Other income (expense), net	$(2.2)	$0.3	$(3.8)	$0.7
Other income (expense), net decreased to expense of $2.2 million in the second quarter of 2025 from income of $0.3 million in the second quarter of 2024. The decrease was due to $2.3 million of unfavorable year-over-year changes in impacts from our foreign currency transactions.
Other income (expense), net decreased to expense of $3.8 million in the first six months of 2025 from income of $0.7 million in the first six months of 2024. The decrease was due to $4.1 million of unfavorable year-over-year changes in impacts from our foreign currency transactions.

Interest Income (Expense), Net
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income (expense), net	$0.4	$(0.2)	$0.7	$(1.0)
Interest income (expense), net, was $0.4 million of income in the second quarter of 2025 compared to $0.2 million of expense in the second quarter of 2024. The year-over-year change was due to higher income on interest-bearing cash accounts.
Interest income (expense), net, was $0.7 million of income in the first six months of 2025 compared to $1.0 million of expense in the first six months of 2024. The year-over-year change was due to a lower weighted-average outstanding balance for our borrowings under our revolving credit facility and higher income on interest-bearing cash accounts.

Income Taxes
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income tax (benefit) expense	$4.3	$3.8	$4.1	$7.6
Effective tax rate	(6.2)%	31.9%	(5.8)%	32.3%
The below discussion of the effective tax rate for the periods presented in the condensed consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
We had a negative tax rate of 6.2% in the second quarter of 2025 due to tax expense on a pre-tax book loss. Our income tax expense for the second quarter of 2025 of $4.3 million was comprised primarily of an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized. Our effective tax rate was also unfavorably impacted by the $67.3 million goodwill impairment in curamik® for which no tax benefit is available.
During the second quarter of 2024, our effective tax rate was 31.9%. During the second quarter of 2024, our effective tax rate was unfavorably impacted primarily by the mix of income in higher tax jurisdictions.
We had a negative tax rate of 5.8% for the six months ended June 30, 2025 due to tax expense on a pre-tax book loss. Our income tax expense for the six months ended June 30, 2025 of $4.1 million was comprised primarily of an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized. Our effective tax rate was also unfavorably impacted by the $67.3 million goodwill impairment in curamik® for which no tax benefit is available.
For the first six months of 2024, the Company’s effective tax rate on its income before income taxes was 32.3%. The effective rate for the first six months of 2024 was unfavorably impacted by primarily (i) the write-off of deferred tax assets related to stock compensation and, (ii) the mix of income in higher tax rate jurisdictions.

Operating Segment Net Sales and Gross Margin
Advanced Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$109.0	$115.5	$213.2	$237.6
Gross margin	$30.9	$36.0	$60.0	$70.7
Percentage of net sales	28.3%	31.2%	28.1%	29.8%
AES net sales decreased by 5.6% in the second quarter of 2025 compared to the second quarter of 2024. The decrease in net sales over the second quarter of 2024 was primarily driven by lower net sales in the wireless infrastructure and EV/HEV markets, partially offset by higher net sales in the aerospace and defense and ADAS markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to changing regional demands. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
AES net sales decreased by 10.3% in the first six months of 2025 compared to the first six months of 2024. The decrease in net sales over the first six months of 2024 was primarily driven by lower net sales in the wireless infrastructure and EV/HEV markets, partially offset by higher net sales in the ADAS and aerospace and defense markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to changing regional demands. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
Our AES operating segment gross margin in the second quarter of 2025 declined primarily due to utilization headwinds caused by significantly lower volumes and non-routine charges for various inventory reserves. As a percentage of net sales, gross margin in the second quarter of 2025 was 28.3% as compared to 31.2% in the second quarter of 2024.
Our AES operating segment gross margin in the first six months of 2025 declined primarily due to utilization headwinds caused by significantly lower volumes and unfavorable mix. As a percentage of net sales, gross margin in the first six months of 2025 was 28.1% as compared to 29.8% in the first six months of 2024.
Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$89.4	$94.7	$172.0	$180.4
Gross margin	$31.5	$35.7	$58.2	$67.0
Percentage of net sales	35.2%	37.7%	33.8%	37.1%
EMS net sales decreased by 5.6% in the second quarter of 2025 compared to the second quarter of 2024. The decrease in net sales over the second quarter of 2024 was primarily driven by lower net sales in the EV/HEV market, partially offset by higher net sales in general industrial market.
EMS net sales decreased by 4.7% in the first six months of 2025 compared to the first six months of 2024. The decrease in net sales over the first six months of 2024 was primarily driven by lower net sales in the EV/HEV and aerospace and defense markets, partially offset by higher net sales in the general industrial market.
Our EMS operating segment gross margin in the second quarter of 2025 declined due to unfavorable mix and utilization headwinds caused by lower volumes. As a percentage of net sales, gross margin in the second quarter of 2025 was 35.2% as compared to 37.7% in the second quarter of 2024.
Our EMS operating segment gross margin in the first six months of 2025 declined due to unfavorable mix and utilization headwinds caused by lower volumes. As a percentage of net sales, gross margin in the first six months of 2025 was 33.8% as compared to 37.1% in the first six months of 2024.
Other

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$4.4	$4.0	$8.1	$9.6
Gross margin	$1.6	$1.4	$2.8	$3.6
Percentage of net sales	36.4%	35.0%	34.6%	37.5%

Net sales in this segment increased by 10.0% in the second quarter of 2025 from the second quarter of 2024. Our Other operating segment gross margin in the second quarter of 2025 increased due to higher volumes. As a percentage of net sales, gross margin in the second quarter of 2025 was 36.4%, an approximately 140 basis point increase as compared to 35.0% in the second quarter of 2024.
Net sales in this segment decreased by 15.6% in the first six months of 2025 from the first six months of 2024. Our Other operating segment gross margin in the six months of 2025 declined due to lower volumes. As a percentage of net sales, gross margin in the six months of 2025 was 34.6%, an approximately 290 basis point decrease as compared to 37.5% in the second quarter of 2024.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in millions)	June 30, 2025	December 31, 2024
U.S.	$69.7	$84.7
Europe	38.5	37.4
Asia	49.0	37.7
Total cash and cash equivalents	$157.2	$159.8
Approximately $87.5 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2025. We did not make any changes in the six months ended June 30, 2025 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in millions)	June 30, 2025	December 31, 2024
Key Financial Position Accounts:
Cash and cash equivalents	$157.2	$159.8
Accounts receivable, net	$141.6	$135.3
Inventories, net	$151.2	$142.3
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2024 to June 30, 2025 were as follows:
•Cash and cash equivalents were $157.2 million as compared to $159.8 million as of December 31, 2024, a decrease of $2.6 million, or 1.6%. This decrease was primarily due to $28.1 million of share repurchases, $17.7 million in capital expenditures, and $1.4 million in tax payments related to net share settlement of equity awards, partially offset by $13.4 million of proceeds from the sale of our Price Road facility and our cash flows provided by operations.
•Accounts receivable, net increased 4.7% to $141.6 million as of June 30, 2025 from $135.3 million as of December 31, 2024. The increase from year-end was primarily due to higher net sales at the end of the second quarter of 2025 compared to at the end of 2024.
•Inventories, net increased 6.3% to $151.2 million as of June 30, 2025, from $142.3 million as of December 31, 2024, primarily driven by higher levels of raw material and work-in-process inventory, mostly offset by a lower level of finished goods inventory.

	Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024
Key Cash Flow Measures:
Net cash provided by operating activities	$25.4	$51.0
Net cash used in investing activities	$(3.4)	$(23.5)
Net cash used in financing activities	$(29.6)	$(38.4)

In 2025, we expect capital spending to be in the range of approximately $30.0 million to $40.0 million. We plan to fund our capital spending in 2025 with cash from operations and cash on-hand, as well as our existing revolving credit facility, if necessary.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2025.
Contingencies
During the second quarter of 2025, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies
Goodwill and Indefinite-Lived Other Intangible Assets
Goodwill and indefinite-lived other intangible assets are evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired, by first performing a qualitative assessment to determine whether a quantitative goodwill impairment assessment is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than its carrying value or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment assessment would be required. We can elect to forgo the qualitative assessment and perform a quantitative assessment. The quantitative assessment compares the fair value of a reporting unit with its carrying value. The application of the quantitative assessment requires significant judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.
In recent years, management's annual goodwill impairment assessments have been qualitative assessments for all reporting units. During the second quarter of 2025, changing market competition and supply dynamics impacted our curamik® reporting unit, which resulted in reduced demand forecasts for short and mid-term net sales and gross margin for the reporting unit, creating a triggering event that required an interim quantitative impairment assessment. The interim quantitative assessment resulted in the recognition of non-cash impairment charges to our curamik® reporting unit’s goodwill and indefinite-lived other intangible asset of $67.3 million and $4.5 million, respectively, which represent full impairments of each.
The application of the quantitative assessment requires significant judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit for which a quantitative assessment is performed. The quantitative goodwill and indefinite-lived other intangible asset impairment assessment performed over the curamik® reporting unit consisted of a fair value calculation which combined an income approach and a market approach, weighted at 50% each, which was then compared with the reporting unit’s carrying value. The income approach uses the discounted cash flow method, which is based on the present value of future cash flows through a multi-year discounted cash flow analysis. The market approach uses the guideline public company method, which is based on market data using comparable publicly traded company multiples of EBITDA for a group of benchmark companies.From a market participant perspective, considerable weight would be placed on the income approach value because it relies directly on our reporting unit’s forecasted operating results and market-derived rates of return. Similarly, considerable weight would be placed on the market approach because it reflects current market pricing and earnings. Therefore, equal weight was given to the income approach and market approach, since both methods are reasonable methods to use for valuing our reporting units and neither method is more reliable than the other for these circumstances.
Determination of fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, gross margin and operating margin, discount rates, terminal growth rates, future market conditions, and market multiples, among others. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. We assessed the assumptions used in the quantitative impairment assessment to be reasonable and consistent with assumptions that would have been used by other market participants. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2025. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted, with the participation of our Principal Executive Officer and our Chief Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of June 30, 2025. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year ending December 31, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Part II - Other Information
Item 1.    Legal Proceedings
Refer to the discussion of certain environmental, asbestos and other litigation matters in “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider factors discussed in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item1A “Risk Factors” of our Form 10-Q for the quarterly period ended March 31, 2025 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.rogerscorp.com.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) Stock Repurchases

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	—	$104.2
May 1, 2025 to May 31, 2025	406,560	$63.09	406,560	$77.4
June 1, 2025 to June 30, 2025	19,430	$66.01	19,430	$76.1
For the three months ended June 30, 2025, we repurchased shares for a total value of $28.1 million under a $200.0 million share repurchase program approved by our Board of Directors. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of June 30, 2025, $76.1 million remained for repurchase under the share repurchase program. All repurchases were made using cash from operations. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
Item 6.    Exhibits

List of Exhibits:

10.1	Letter Agreement between the Company and Ali El-Haj, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2025.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certification of Principal Executive Officer and Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and June 30, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and June 30, 2024, (iii) Condensed Consolidated Statements of Financial Position as of June 30, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

By: /s/ Laura Russell
Laura Russell
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: July 31, 2025