Form 10-Q
period 2025-09-30
ROGERS CORP
filed 2025-10-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of October 24, 2025 was 17,984,499.

ROGERS CORPORATION
FORM 10-Q

September 30, 2025
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

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$216.0	$210.3	$609.3	$637.9
Cost of sales	143.7	136.2	416.0	422.5
Gross margin	72.3	74.1	193.3	215.4

Selling, general and administrative expenses	41.6	45.1	134.6	143.5
Research and development expenses	7.4	8.1	21.5	26.5
Restructuring and impairment charges	7.1	6.3	89.1	7.8
Other operating (income) expense, net	0.5	—	0.2	—
Operating income (loss)	15.7	14.6	(52.1)	37.6

Equity income in unconsolidated joint ventures	—	0.4	—	1.2
Other income (expense), net	0.4	(1.5)	(3.4)	(0.8)
Interest income (expense), net	0.2	—	0.9	(1.0)
Income (loss) before income taxes	16.3	13.5	(54.6)	37.0
Income tax (benefit) expense	7.7	2.8	11.8	10.4
Net income (loss)	$8.6	$10.7	$(66.4)	$26.6

Basic earnings (loss) per share	$0.48	$0.58	$(3.63)	$1.43
Diluted earnings (loss) per share	$0.48	$0.58	$(3.63)	$1.43

Shares used in computing:
Basic earnings (loss) per share	18.1	18.6	18.3	18.6
Diluted earnings (loss) per share	18.1	18.6	18.3	18.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$8.6	$10.7	$(66.4)	$26.6

Foreign currency translation adjustment	(3.3)	25.8	47.9	10.9
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 2)	—	0.1	0.2	0.3
Other comprehensive income (loss)	(3.3)	25.9	48.1	11.2
Comprehensive income (loss)	$5.3	$36.6	$(18.3)	$37.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in millions, except par value)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$167.8	$159.8
Accounts receivable, net	145.5	135.3
Contract assets	26.7	23.7
Inventories, net	142.9	142.3
Asbestos-related insurance recoverables, current portion	4.3	4.3
Other current assets	17.8	28.5
Total current assets	505.0	493.9
Property, plant and equipment, net of accumulated depreciation of $428.1 and $390.8	378.7	365.1
Operating lease right-of-use assets	22.0	24.1
Goodwill	303.5	357.6
Other intangible assets, net of amortization	102.1	110.3
Asbestos-related insurance recoverables, non-current portion	48.0	48.0
Deferred income taxes	66.8	61.5
Other long-term assets	19.9	20.6
Total assets	$1,446.0	$1,481.1
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$49.7	$48.1
Accrued employee benefits and compensation	45.1	41.5
Accrued income taxes payable	6.9	7.7
Operating lease obligations, current portion	4.1	4.0
Asbestos-related liabilities, current portion	5.4	5.4
Other accrued liabilities	18.8	16.8
Total current liabilities	130.0	123.5
Operating lease obligations, non-current portion	18.9	20.6
Asbestos-related liabilities, non-current portion	51.8	52.1
Non-current income tax	7.5	5.7
Deferred income taxes	18.7	18.0
Other long-term liabilities	16.4	9.6
Commitments and contingencies (Note 5 and Note 9)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 17.9 and 18.5 shares issued and outstanding	17.9	18.5
Additional paid-in capital	117.3	147.3
Retained earnings	1,114.7	1,181.1
Accumulated other comprehensive loss	(47.2)	(95.3)
Total shareholders' equity	1,202.7	1,251.6
Total liabilities and shareholders' equity	$1,446.0	$1,481.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Capital Stock
Balance, beginning of period	$18.1	$18.6	$18.5	$18.6
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	—	—	0.1
Shares issued for employee stock purchase plan	—	—	—	—
Shares repurchased	(0.2)	—	(0.6)	(0.1)
Balance, end of period	17.9	18.6	17.9	18.6
Additional Paid-In Capital
Balance, beginning of period	126.4	152.4	147.3	151.8
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	(0.1)	(1.4)	(1.4)
Shares issued for employee stock purchase plan	—	—	0.7	0.9
Equity compensation expense	0.8	3.4	8.7	12.2
Shares repurchased	(9.8)	—	(37.5)	(7.8)
Excise tax on repurchased shares	(0.1)	—	(0.5)	—
Balance, end of period	117.3	155.7	117.3	155.7
Retained Earnings
Balance, beginning of period	1,106.1	1,170.9	1,181.1	1,155.0
Net income (loss)	8.6	10.7	(66.4)	26.6
Balance, end of period	1,114.7	1,181.6	1,114.7	1,181.6
Accumulated Other Comprehensive Loss
Balance, beginning of period	(43.9)	(81.1)	(95.3)	(66.4)
Other comprehensive income (loss)	(3.3)	25.9	48.1	11.2
Balance, end of period	(47.2)	(55.2)	(47.2)	(55.2)
Total Shareholders’ Equity	$1,202.7	$1,300.7	$1,202.7	$1,300.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating Activities:
Net income (loss)	$(66.4)	$26.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39.7	36.3
Equity compensation expense	8.7	12.2
Deferred income taxes	(5.2)	(7.4)
Equity in undistributed income of unconsolidated joint ventures	—	(1.2)
Dividends received from unconsolidated joint ventures	—	2.5
Impairment charges	71.8	—
Other non-cash charges, net	1.2	0.5
Changes in assets and liabilities:
Accounts receivable	(3.9)	1.5
Proceeds from insurance related to operations	—	4.1
Contract assets	(1.2)	17.0
Inventories, net	5.5	(0.3)
Other current assets	(2.1)	(1.3)
Accounts payable and other accrued expenses	4.6	6.0
Other, net	1.6	(3.1)
Net cash provided by operating activities	54.3	93.4

Investing Activities:
Capital expenditures	(25.4)	(40.7)
Proceeds from the sale of marketable equity securities	1.0	—
Purchases of marketable equity securities	(0.2)	—
Proceeds from the sale of property, plant and equipment, net	13.4	—
Net cash used in investing activities	(11.2)	(40.7)

Financing Activities:
Repayment of debt principal and finance lease obligations	(1.2)	(30.3)
Payments of taxes related to net share settlement of equity awards	(1.4)	(1.3)
Proceeds from issuance of shares to employee stock purchase plan	0.7	0.9
Share repurchases	(38.1)	(7.9)
Net cash used in financing activities	(40.0)	(38.6)

Effect of exchange rate fluctuations on cash	4.9	0.6

Net increase in cash and cash equivalents	8.0	14.7
Cash and cash equivalents at beginning of period	159.8	131.7
Cash and cash equivalents at end of period	$167.8	$146.4

Supplemental Disclosures:
Accrued capital additions	$3.7	$5.3
Cash paid during the year for:
Interest, net of amounts capitalized	$0.9	$1.4
Income taxes, net of refunds	$16.8	$10.9
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
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2024	$(86.7)	$(8.6)	$(95.3)
Other comprehensive income (loss) before reclassifications	47.9	—	47.9
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Other comprehensive income (loss)	47.9	0.2	48.1
Balance as of September 30, 2025	$(38.8)	$(8.4)	$(47.2)

Balance as of December 31, 2023	$(56.8)	$(9.6)	$(66.4)
Other comprehensive income (loss) before reclassifications	10.9	—	10.9
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Other comprehensive income (loss)	10.9	0.3	11.2
Balance as of September 30, 2024	$(45.9)	$(9.3)	$(55.2)
(1) Net of taxes of $1.4 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively. Net of taxes of $1.7 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2025, we did not have any derivative contracts that qualified for hedge accounting treatment.

Foreign Currency
During the three and nine months ended September 30, 2025, we entered into U.S. dollar, euro, Korean won, Hungarian forint, and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2025, the notional values of the remaining foreign currency forward contracts were as follows:

(Amounts in millions)
Currencies (Buy/Sell)	Maturity Date	Notional Amount (Buy/Sell)
USD/CNH	October 31, 2025	$49.1 / ¥350.0
EUR/USD	October 31, 2025	€11.1 / $13.0
KRW/USD	October 31, 2025	₩2,959.1 / $2.1
USD/GBP	October 31, 2025	$8.6 / £6.4
Commodity
As of September 30, 2025, we had 12 outstanding contracts to hedge exposure related to the commodity price of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2025, the volume of our copper contracts outstanding was as follows:

(Volume in ones, notional in millions)
Contract Period	Volume	Notional Amount
October 2025 - December 2025	69 metric tons per month	$2.0
January 2026 - March 2026	69 metric tons per month	$2.0
April 2026 - June 2026	69 metric tons per month	$2.0
July 2026 - September 2026	69 metric tons per month	$2.1
Note 4 - Balance Sheet Items
Accounts Receivable
The “Accounts receivable, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	September 30, 2025	December 31, 2024
Accounts receivable - trade	$135.6	$125.1
Allowance for credit losses	(1.4)	(1.5)
Accounts receivable - other	11.3	11.7
Total accounts receivable, net	$145.5	$135.3
Contract Assets
We had contract assets primarily related to unbilled revenue for products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” line item in the condensed consolidated statements of financial position. We did not have any contract liabilities as of September 30, 2025 or December 31, 2024. No impairment losses were recognized in each of the three- and nine-month periods ended September 30, 2025 or September 30, 2024 on any contract assets arising from our contracts with customers. Our contract assets by operating segment as of September 30, 2025 and December 31, 2024 were as follows:

(Dollars in millions)	September 30, 2025	December 31, 2024
Advanced Electronics Solutions	$22.4	$18.9
Elastomeric Material Solutions	0.2	0.7
Other	4.1	4.1
Total contract assets	$26.7	$23.7
Inventories
The “Inventories, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	September 30, 2025	December 31, 2024
Raw materials	$66.1	$62.7
Work-in-process	44.9	41.7
Finished goods	31.9	37.9
Total inventories	$142.9	$142.3
Accounts Payable
The “Accounts payable” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	September 30, 2025	December 31, 2024
Accounts payable - trade	$47.5	$45.6
Accounts payable - other	2.2	2.5
Total accounts payable	$49.7	$48.1
Note 5 - Leases
Finance Leases
We have finance leases primarily related to manufacturing equipment. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities were nil and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities were $8.1 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively. Our expenses and payments for finance leases were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization expense of finance lease right-of-use assets	$0.5	$0.2	$1.3	$0.4
Interest expense on finance lease obligations	$(0.1)	$—	$(0.3)	$—
Payments on finance lease obligations	$0.4	$0.1	$1.2	$0.3
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities, as well as vehicles. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities were $0.2 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities were $0.6 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our expenses and payments for operating leases were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating leases expense	$1.6	$1.3	$4.5	$3.9
Short-term leases expense	$0.2	$0.2	$0.6	$0.5
Payments on operating lease obligations	$1.2	$1.1	$4.0	$3.5
Lease Balances in Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in millions)	Financial Statement Line Item	September 30, 2025	December 31, 2024
Finance lease right-of-use assets	Property, plant and equipment, net	$9.0	$1.1
Operating lease right-of-use assets	Operating lease right-of-use assets	$22.0	$24.1

Finance lease obligations, current portion	Other accrued liabilities	$1.4	$0.4
Finance lease obligations, non-current portion	Other long-term liabilities	$7.7	$0.8
Total finance lease obligations		$9.1	$1.2

Operating lease obligations, current portion	Operating lease obligations, current portion	$4.1	$4.0
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$18.9	$20.6
Total operating lease obligations		$23.0	$24.6
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of September 30, 2025:

	Finance			Operating
(Dollars in millions)	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2025	$0.4	$—	$0.4	$1.6	$—	$1.6
2026	1.8	—	1.8	5.0	—	5.0
2027	1.6	—	1.6	4.2	—	4.2
2028	1.4	—	1.4	3.3	—	3.3
2029	1.4	—	1.4	3.2	—	3.2
Thereafter	4.1	—	4.1	10.9	—	10.9
Total lease payments	10.7	—	10.7	28.2	—	28.2
Less: Interest	(1.6)	—	(1.6)	(5.2)	—	(5.2)
Present Value of Net Future Minimum Lease Payments	$9.1	$—	$9.1	$23.0	$—	$23.0
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	September 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Finance leases	6.9 years	3.4 years
Operating leases	6.8 years	7.3 years
Weighted Average Discount Rate
Finance leases	4.69%	4.33%
Operating leases	5.62%	5.63%
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2024	$113.6	$241.8	$2.2	$357.6
Impairment	(67.3)	—	—	(67.3)
Foreign currency translation adjustment	5.4	7.8	—	13.2
September 30, 2025	$51.7	$249.6	$2.2	$303.5

Other Intangible Assets
The carrying amount of other intangible assets were as follows:

	September 30, 2025				December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$181.0	$—	$103.8	$77.2	$175.9	$96.1	$79.8
Technology	79.4	—	66.4	13.0	75.6	60.6	15.0
Trademarks and trade names	20.1	—	8.2	11.9	19.1	7.7	11.4
Total definite-lived other intangible assets	280.5	—	178.4	102.1	270.6	164.4	106.2
Indefinite-lived other intangible asset	4.5	4.5	—	—	4.1	—	4.1
Total other intangible assets	$285.0	$4.5	$178.4	$102.1	$274.7	$164.4	$110.3
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
The amortization expense related to other intangible assets was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization expense	$2.8	$3.1	$8.2	$9.3
The estimated future amortization expense is $2.8 million, $10.7 million, $10.3 million, $8.0 million, and $7.6 million in 2025, 2026, 2027, 2028, and 2029, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of September 30, 2025, by definite-lived other intangible asset class, is presented in the table below:

Weighted Average Remaining Amortization Period
Customer relationships	6.8 years
Technology	2.8 years
Trademarks and trade names	8.8 years
Total definite-lived other intangible assets	6.5 years
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
Based on our interim impairment assessment, we concluded our curamik® reporting unit’s carrying value exceeded its estimated fair value. As a result, during the second quarter of 2025, we recorded non-cash impairment charges to our curamik® reporting unit’s goodwill and indefinite-lived other intangible asset of $67.3 million and $4.5 million, respectively, which represents full impairments of each. The decline in the estimated fair value of our curamik® reporting unit during the second quarter of 2025, and the resulting impairment charges, was primarily driven by revised short-term and mid-term forecasts for net sales and gross margin expectations of our curamik® reporting unit. The impairment charges were recorded in the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations.

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
No interim triggering events were identified for our other reporting units, and therefore, interim impairment assessments were considered unnecessary.
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
Based on our long-lived assets recoverability test, our curamik® reporting unit, had estimated future undiscounted cash flows that exceeded its carrying value. As a result, no impairment charges to our curamik® reporting unit’s long-lived assets have been recognized.
Note 7 – Postretirement Benefit Plans
Pension Plan
As of September 30, 2025, we had one qualified noncontributory defined benefit pension plan, the Union Plan, which was frozen and ceased accruing benefits in 2013. The measurement date is December 31st for each respective plan year. We were not required to make any contributions to the Union Plan in 2024 and will not be required to make any contributions in 2025.
Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, which provides specified deferred compensation benefits to a certain group of select employees. The deferred compensation plan is funded through a rabbi trust, which is ultimately invested in accordance with each plan participants’ selections from pre-approved funds. As of September 30, 2025 and December 31, 2024, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds and fixed income funds. Marketable securities are recorded at fair value. The balances are reflected in the “Other long-term assets” line item in the condensed consolidated statements of financial position. The following table summarizes, by major security type, our marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value of Deferred Compensation Plan as of September 30, 2025
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.0	$0.9	$—	$4.9
Level 2 Securities:
Fixed income funds	$0.1	$—	$—	$0.1
Total	$4.1	$0.9	$—	$5.0

	Fair Value of Deferred Compensation Plan as of December 31, 2024
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.6	$0.5	$—	$5.1
Level 2 Securities:
Fixed income funds	$0.2	$—	$—	$0.2
Total	$4.8	$0.5	$—	$5.3
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50 basis points, and (3) one-month Term SOFR plus 110.0 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted Euro Interbank Offered Rate, or the Adjusted Tokyo Interbank Offered Rate (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of September 30, 2025, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25 to 35 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of September 30, 2025.
Our discretionary principal payments on our revolving credit facility in 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Discretionary principal payments	$—	$—	$—	$30.0
We had no outstanding borrowings under our revolving credit facility as of September 30, 2025 or December 31, 2024. We had $1.2 million and $1.6 million of outstanding line of credit issuance costs as of September 30, 2025 and December 31, 2024, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.

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
The following table summarizes the change in number of asbestos claims outstanding for the nine months ended September 30, 2025:

Asbestos Claims
Claims outstanding as of January 1, 2025	523
New claims filed	99
Pending claims dismissed	(130)
Pending claims settled	(10)
Claims outstanding as of September 30, 2025	482
The total indemnity settlements for asbestos claims in 2025 were as follows:

(Dollars in millions)	September 30, 2025
Settlements	$1.5
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
Our projected asbestos-related liabilities and insurance recoverables were as follows:

(Dollars in millions)	September 30, 2025	December 31, 2024
Asbestos-related liabilities	$57.2	$57.5
Asbestos-related insurance recoverables	$52.3	$52.3
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program. As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred $2.0 million of aggregate remediation costs through September 30, 2025, substantially all of which was incurred and accrued for prior to 2023, and the accrual for future remediation efforts is $0.7 million.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Dollars and shares in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income (loss)	$8.6	$10.7	$(66.4)	$26.6
Denominator:
Weighted-average shares outstanding - basic	18.1	18.6	18.3	18.6
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding - diluted	18.1	18.6	18.3	18.6
Basic earnings (loss) per share	$0.48	$0.58	$(3.63)	$1.43
Diluted earnings (loss) per share	$0.48	$0.58	$(3.63)	$1.43
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended September 30, 2025, and 2024, 0.1 million shares were excluded for both periods. For the nine months September 30, 2024, less than 0.1 million shares were excluded.
For the nine months ended September 30, 2025, the assumed vesting of restricted stock units had an antidilutive effect on diluted loss per share and were excluded from the calculation of diluted loss per share. For the nine months ended September 30, 2025, 0.2 million anti-dilutive shares were excluded from the calculation of diluted loss per share.

Note 11 – Capital Stock and Equity Compensation
Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. The Program has no expiration date and may be suspended or discontinued at any time without notice. For the three and nine months ended September 30, 2025, we purchased 137,879 shares and 563,869 shares for a total value of $10.0 million and $38.1 million, respectively, using cash from operations and cash on hand. As of September 30, 2025, $66.1 million remained available to purchase under the Program. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2025 to July 31, 2025	—	$—	—	$76.1
August 1, 2025 to August 31, 2025	137,879	$72.50	137,879	$66.1
September 1, 2025 to September 30, 2025	—	$—	—	$66.1
Equity Compensation
Equity Compensation Expense
The components of equity compensation expense were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Performance-based restricted stock units expense	$(0.7)	$1.4	$3.2	$4.7
Time-based restricted stock units expense	1.1	1.9	4.6	5.9
Deferred stock units expense	0.4	—	0.6	1.3
Other	—	0.2	0.3	0.4
Total equity compensation expense	$0.8	$3.5	$8.7	$12.3
Performance-Based Restricted Stock Units
As of September 30, 2025, we had outstanding performance-based restricted stock units with a market condition from 2025, 2024 and 2023. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
As of September 30, 2025, we had outstanding performance-based restricted stock units with a performance condition from 2024. These awards generally cliff vest at the end of a two-year performance period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The performance-based restricted stock units with a performance condition have one measurement criterion: 2025 net revenue. The fair value of these awards was determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to-date being increased or decreased based on the changes in the forecasted payout percentage as of the end of each reporting period. As of September 30, 2025, the performance condition is not probable of vesting. As such, no compensation expense has been recognized for the performance-based restricted stock units. We account for forfeitures as they occur.
A summary of activity of the outstanding performance-based restricted stock units for the nine months ended September 30, 2025 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2024	109,106
Awards granted	83,834
Stock issued	—
Awards forfeited/cancelled	(75,581)
Awards outstanding as of September 30, 2025	117,359
Time-Based Restricted Stock Units
As of September 30, 2025, we had time-based restricted stock unit awards from 2025, 2024, 2023 and 2022 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the nine months ended September 30, 2025 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2024	110,745
Awards granted	112,875
Stock issued	(48,324)
Awards forfeited/cancelled	(50,174)
Awards outstanding as of September 30, 2025	125,122
Deferred Stock Units
We grant deferred stock units to non-management directors. These awards will generally vest at the one-year anniversary of the award, subject to continuous service. Each deferred stock unit results in the issuance of one share of Rogers’ capital stock. The grant of deferred stock units is typically done annually during the second quarter of each year. The fair value of the award is determined by the market value of the underlying stock price at the grant date.

A summary of activity of the outstanding deferred stock units for the nine months ended September 30, 2025 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2024	11,900
Awards granted	22,616
Stock issued	(10,950)
Awards outstanding as of September 30, 2025	23,566
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

Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2025
Net sales - recognized over time	$47.7	$2.2	$3.8	$53.7
Net sales - recognized at a point in time	67.0	95.0	0.3	162.3
Total net sales	$114.7	$97.2	$4.1	$216.0
Cost of sales	$78.6	$62.5	$2.6	$143.7
Gross margin	$36.1	$34.7	$1.5	$72.3

Inventories, net	$85.7	$55.5	$1.7	$142.9
Depreciation expense	$4.4	$2.9	$0.2	$7.5

Three Months Ended September 30, 2024
Net sales - recognized over time	$37.8	$1.0	$3.8	$42.6
Net sales - recognized at a point in time	74.4	93.2	0.1	167.7
Total net sales	$112.2	$94.2	$3.9	$210.3
Cost of sales	$78.1	$55.4	$2.7	$136.2
Gross margin	$34.1	$38.8	$1.2	$74.1

Inventories, net	$86.5	$66.4	$1.5	$154.4
Depreciation expense	$4.4	$2.3	$0.2	$6.9

Nine Months Ended September 30, 2025
Net sales - recognized over time	$121.5	$6.7	$11.2	$139.4
Net sales - recognized at a point in time	206.4	262.5	1.0	469.9
Total net sales	$327.9	$269.2	$12.2	$609.3
Cost of sales	$231.8	$176.3	$7.9	$416.0
Gross margin	$96.1	$92.9	$4.3	$193.3

Inventories, net	$85.7	$55.5	$1.7	$142.9
Depreciation expense	$13.0	$8.5	$0.6	$22.1

Nine Months Ended September 30, 2024
Net sales - recognized over time	$130.2	$4.3	$13.1	$147.6
Net sales - recognized at a point in time	219.6	270.3	0.4	490.3
Total net sales	$349.8	$274.6	$13.5	$637.9
Cost of sales	$245.0	$168.8	$8.7	$422.5
Gross margin	$104.8	$105.8	$4.8	$215.4

Inventories, net	$86.5	$66.4	$1.5	$154.4
Depreciation expense	$13.2	$6.4	$0.6	$20.2
Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the periods indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2025
United States	$22.4	$38.0	$0.8	$61.2
Other Americas	0.5	3.7	0.1	4.3
Total Americas	22.9	41.7	0.9	65.5
China	38.0	29.3	1.4	68.7
Other APAC	11.0	8.7	0.3	20.0
Total APAC	49.0	38.0	1.7	88.7
Germany	14.3	5.4	0.1	19.8
Other EMEA	28.5	12.1	1.4	42.0
Total EMEA	42.8	17.5	1.5	61.8
Total net sales	$114.7	$97.2	$4.1	$216.0
Three Months Ended September 30, 2024
United States	$19.2	$32.8	$0.9	$52.9
Other Americas	0.3	4.1	—	4.4
Total Americas	19.5	36.9	0.9	57.3
China	32.0	29.9	1.0	62.9
Other APAC	27.8	8.3	0.5	36.6
Total APAC	59.8	38.2	1.5	99.5
Germany	18.2	6.5	0.1	24.8
Other EMEA	14.7	12.6	1.4	28.7
Total EMEA	32.9	19.1	1.5	53.5
Total net sales	$112.2	$94.2	$3.9	$210.3
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Nine Months Ended September 30, 2025
United States	$67.4	$105.6	$2.5	$175.5
Other Americas	1.7	9.4	0.1	11.2
Total Americas	69.1	115.0	2.6	186.7
China	105.5	75.1	3.7	184.3
Other APAC	37.2	24.4	1.5	63.1
Total APAC	142.7	99.5	5.2	247.4
Germany	39.3	16.9	0.5	56.7
Other EMEA	76.8	37.8	3.9	118.5
Total EMEA	116.1	54.7	4.4	175.2
Total net sales	$327.9	$269.2	$12.2	$609.3
Nine Months Ended September 30, 2024
United States	$57.4	$103.3	$2.9	$163.6
Other Americas	3.6	11.5	0.3	15.4
Total Americas	61.0	114.8	3.2	179.0
China	105.3	75.7	3.6	184.6
Other APAC	78.4	23.0	2.1	103.5
Total APAC	183.7	98.7	5.7	288.1
Germany	56.8	21.3	0.4	78.5
Other EMEA	48.3	39.8	4.2	92.3
Total EMEA	105.1	61.1	4.6	170.8
Total net sales	$349.8	$274.6	$13.5	$637.9
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
Note 13 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restructuring charges
Manufacturing footprint consolidation	$1.3	$5.9	$8.9	$6.3
Global workforce reduction	0.4	—	2.9	—
Executive leadership transition	5.4	—	5.4	—
R&D facility exit	—	0.4	—	1.3
Facility consolidations	—	—	0.1	0.2
Total restructuring charges	7.1	6.3	17.3	7.8
Impairment charges
Goodwill impairment	—	—	67.3	—
Other intangible assets impairment	—	—	4.5	—
Total impairment charges	—	—	71.8	—
Total restructuring and impairment charges	$7.1	$6.3	$89.1	$7.8

Restructuring Charges - Manufacturing Footprint Consolidation
In June 2024, we announced our intent to consolidate our high frequency circuit material manufacturing operations, impacting our Evergem, Belgium facility. We anticipate the plan to be completed in the second half of 2025. The plan is expected to significantly reduce our manufacturing costs and operating expenses. We expect to incur approximately $22.0 million to $24.0 million in pre-tax restructuring charges related to this plan, the majority of which are expected to be in the form of cash-based expenditures related to employee severance and other termination benefits. Most of the non-cash expenditures will be in the form of accelerated depreciation.
We incurred $1.3 million of restructuring charges related to this plan for the three months ended September 30, 2025, substantially all of which were related to severance and other termination benefits. We incurred $8.9 million of restructuring charges related to this plan for the nine months ended September 30, 2025, of which $6.9 million related to severance and other termination benefits and $1.4 million related to accelerated depreciation.
We incurred $5.9 million in restructuring charges related to this plan in the three months ended September 30, 2024, of which $4.7 million related to severance and other termination benefits and $1.2 million related to accelerated depreciation. We incurred $6.3 million of restructuring charges related to this plan in the nine months ended September 30, 2024, of which $4.7 million related to severance and other termination benefits and $1.6 million related to accelerated depreciation.
Severance and related benefits activity related to the manufacturing footprint consolidation plan is presented in the table below for the nine months ended September 30, 2025:

(Dollars in thousands)	Manufacturing Footprint Consolidation Restructuring Severance and Related Benefits
Balance as of December 31, 2024	$9.2
Provisions	6.8
Payments	(12.7)
Foreign currency translation adjustment	1.4
Balance as of September 30, 2025	$4.7
Restructuring Charges - Global Workforce Reduction
In March 2025, we announced a plan to reduce our global workforce that was substantially completed in the first half of 2025. We incurred $0.4 million and $2.9 million in pre-tax restructuring charges related to this plan for the three and nine months ended September 30, 2025, respectively, all of which were related to severance and other termination benefits. All termination benefits were paid out as of September 30, 2025.
Restructuring Charges - Executive Leadership Transition
In July 2025, certain executives left the Company as part of an executive leadership transition. In addition to these departures, other related organizational changes were made leading to departures of additional personnel. We have incurred $5.4 million in restructuring charges related to this transition in the three and nine months ended September 30, 2025, substantially all of which were related to severance and other termination benefits.
Severance and related benefits activity related to the executive leadership transition is presented in the table below for the nine months ended September 30, 2025:

(Dollars in thousands)	Executive Leadership Transition Restructuring Severance and Related Benefits
Balance as of December 31, 2024	$—
Provisions	5.3
Payments	(3.2)
Foreign currency translation adjustment	—
Balance as of September 30, 2025	$2.1

Restructuring Charges - R&D Facility Exit
In June 2024, we announced the closure of our Burlington, Massachusetts Innovation Center which was completed by the end of 2024. We incurred $0.4 million in pre-tax restructuring charges for the three months ended September 30, 2024, of which, $0.3 million related to severance and other termination benefits. We incurred $1.3 million in pre-tax restructuring charges in the nine months ended September 30, 2024, of which $0.6 million relates to severance and other termination benefits and $0.7 million in the form of accelerated depreciation.
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
Restructuring Charges - curamik® Cost Actions
On July 30, 2025, we announced our intention to implement initiatives to reduce costs in the curamik® business under our AES operating segment. This determination was made in response to market conditions and once fully implemented, these actions are expected to reduce manufacturing costs and operating expenses. As a result of these intended actions, we expect to record expenses in the range of $12.0 million to $20.0 million comprised of employee severance costs, property, plant and equipment relocation and reinstallation costs, consulting fees and other miscellaneous cash costs. No charges were recognized in the third quarter of 2025 as the termination benefits, number of employees and timing of actions were still subject to negotiation. We expect the bulk of the cash outflows will occur in 2026, with some cash outflows occurring in the fourth quarter of 2025.
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
Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Advanced Electronics Solutions
Allocated restructuring charges	$4.2	$6.1	$12.7	$7.2
Allocated impairment charges	—	—	71.8	—
Elastomeric Material Solutions
Allocated restructuring charges	2.9	0.2	4.6	0.6
Allocated impairment charges	—	—	—	—
Total restructuring and impairment charges	$7.1	$6.3	$89.1	$7.8
Other Income (Expense), Net
The components of the “Other income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency translation impacts	$0.8	$(0.1)	$(2.4)	$0.7
Foreign currency derivative impacts	(0.4)	(0.8)	(0.8)	(1.2)
Copper derivative impacts	—	(0.1)	0.1	0.3
Other	—	(0.5)	(0.3)	(0.6)
Total other income (expense), net	$0.4	$(1.5)	$(3.4)	$(0.8)

Interest Income (Expense), Net
The components of “Interest income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest on revolving credit facility	$—	$—	$—	$(0.5)
Line of credit fees	(0.3)	(0.2)	(0.9)	(0.8)
Debt issuance amortization costs	(0.2)	(0.2)	(0.4)	(0.4)
Interest income	0.7	0.5	2.3	0.8
Other	—	(0.1)	(0.1)	(0.1)
Total interest income (expense), net	$0.2	$—	$0.9	$(1.0)
Note 14 – Income Taxes
The below discussion of the effective tax rate for the periods presented in the condensed consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
We had a tax rate of 47.2% in the third quarter of 2025. During the quarter, our effective tax rate was unfavorably impacted by (i) an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized and (ii) an increase in reserves for uncertain tax positions.
During the third quarter of 2024, our effective tax rate was 20.7%. During the third quarter of 2024, our effective tax rate was favorably impacted by a decrease of reserves for uncertain tax positions, partially offset by the mix of income in higher tax rate jurisdictions.
We had a negative tax rate of 21.6% for the nine months ended September 30, 2025 due to tax expense on a pre-tax book loss. Our income tax expense for the nine months ended September 30, 2025 was unfavorably impacted by the $67.3 million goodwill impairment in curamik® for which no tax benefit is available, an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized, and an increase in reserves for uncertain tax positions.
For the first nine months of 2024, the Company’s effective tax rate on its income before income taxes was 28.1%. The effective rate for the first nine months of 2024 was unfavorably impacted primarily by the write-off of deferred tax assets related to stock compensation and the mix of income in higher tax rate jurisdictions, partially offset by a decrease of reserves for uncertain tax positions.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require new disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Adoption should be applied either prospectively to financial statements issued after the effective date, or retrospectively to any or all prior periods presented in the financial statements. We will adopt ASU 2024-03 in our Annual Report on Form 10-K for the year ending December 31, 2027, using a prospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40). This update specifically targets improvements to the accounting for internal-use software. The amendments in this update (1) remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40, (2) specify that the disclosures in Subtopic 360-10 are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements, (3) clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs, and (4) supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs form Subtopic 350-50 into Subtopic 350-40. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. Adoption should be applied either prospectively to financial statements issued after the effective date, a modified approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or retrospectively to any or all prior periods presented in the financial statements. We will adopt ASU 2025-06 in our Annual Report on Form 10-K for the year ending December 31, 2028, using a prospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.
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
Company Overview and Strategy
We design, develop, manufacture and sell high-performance and high-reliability engineered materials and components to meet our customers’ needs. We operate two strategic operating segments: AES and EMS. Our remaining operations, which represent non-core businesses, are reported in our Other operating segment. We are headquartered in Chandler, Arizona.
Our growth and profitability strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. Our priorities in executing this strategy are focused on driving near-term improvements to profitability and improving the growth outlook for the Company over the next several years by further strengthening our focus on commercial activities, optimizing our global capacity to meet customer demand and driving innovation.
As a market-driven organization, we are focused on capitalizing on growth opportunities in multiple end markets. This includes the automotive industry, where there are market opportunities resulting from the continuing trends in vehicle electrification, and ADAS adoption. Other opportunities are driven by the advancement of communication systems in aerospace and defense, the growth of next-generation smartphones in the portable electronics industry, and the continued expansion of renewable energy. In addition to our focus on these markets, we sell into a variety of other markets, including industrial, wireless infrastructure and mass transit.
Our growth strategy is based on addressing trends in these markets and applying our repeatable customer engagement process. Our sales engineers and technical service employees work closely with our customers to understand their complex needs. They then leverage our innovation and technology capabilities and deep applications expertise to provide unique solutions to customers’ challenges. In addition to these capabilities, our strategy for success is also built on our reputation for high performance and reliability, trusted customer relationships and an expansive product portfolio. Through this strategy we expect to be able to drive further commercial wins, which provide the potential for future growth. This growth strategy includes both organic and inorganic investments from which we strive to ensure high-quality solutions for our customers.
Our operational excellence efforts are focused on driving ongoing cost improvements to further enhance our profitability and developing a more agile and customer focused organization. These efforts include focusing on improving yields, throughput, procurement capabilities, and manufacturing processes. We have also taken specific cost improvement actions in recent quarters that have and will benefit our performance. These actions include optimizing our manufacturing footprint, and reducing manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
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
If we are able to successfully execute on our strategy, we see an opportunity, over the next several years, to increase revenues from current levels and further improve profitability. The increase in revenues is largely expected to come from our organic business, with the potential to augment this growth through targeted acquisitions. This outlook is supported by our participation in a number of growth markets and by our competitive positions in these markets. The markets where we see growth opportunities include EV/HEV, ADAS, aerospace and defense, portable electronics, renewable energy, and industrial.
Executive Summary
The following synopsis and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the third quarter of 2025 as compared to the third quarter of 2024, our net sales increased approximately 2.7% to $216.0 million, our gross margin decreased approximately 170 basis points to 33.5% from 35.2%, and we had an operating margin of 7.3% compared to an operating margin of 6.9%.
•We recognized restructuring charges of $7.1 million in the third quarter of 2025 due to our wind down of manufacturing operations for our AES operating segment in our Evergem, Belgium facility, our executive leadership transition and the reduction of our global workforce.
•We repurchased 0.1 million shares of our capital stock for $10.0 million in the third quarter of 2025.
Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	33.5%	35.2%	31.7%	33.8%

Selling, general and administrative expenses	19.3%	21.4%	22.2%	22.5%
Research and development expenses	3.4%	3.9%	3.5%	4.2%
Restructuring and impairment charges	3.3%	3.0%	14.6%	1.2%
Other operating (income) expense, net	0.2%	—%	—%	—%
Operating income (loss)	7.3%	6.9%	(8.6)%	5.9%

Equity income in unconsolidated joint ventures	—%	0.2%	—%	0.2%
Other income (expense), net	0.1%	(0.7)%	(0.5)%	(0.1)%
Interest income (expense), net	0.1%	—%	0.1%	(0.2)%
Income (loss) before income taxes	7.5%	6.4%	(9.0)%	5.8%
Income tax (benefit) expense	3.5%	1.3%	1.9%	1.6%
Net income (loss)	4.0%	5.1%	(10.9)%	4.2%

Net Sales and Gross Margin
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$216.0	$210.3	$609.3	$637.9
Gross margin	$72.3	$74.1	$193.3	$215.4
Percentage of net sales	33.5%	35.2%	31.7%	33.8%
Net sales increased by 2.7% in the third quarter of 2025 compared to the third quarter of 2024. Our AES and EMS operating segments had net sales increases of 2.2% and 3.2%, respectively. The increase in net sales was primarily due to higher net sales in the aerospace and defense, industrial and ADAS markets, partially offset by lower net sales in the wireless infrastructure and EV/HEV markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to changing regional demands. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
Net sales decreased by 4.5% in the first nine months of 2025 compared to the first nine months of 2024. Our AES and EMS operating segments had net sales decreases of 6.3% and 2.0%, respectively. The decrease in net sales was primarily due to lower net sales in the wireless infrastructure and EV/HEV markets, partially offset by higher net sales in the aerospace and defense and ADAS markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to changing regional demands. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
Gross margin as a percentage of net sales decreased approximately 170 basis points to 33.5% in the third quarter of 2025 compared to 35.2% in the third quarter of 2024. Gross margin in the third quarter of 2025 declined due to unfavorable mix, higher freight, duty and tariff costs and unfavorable yield performance, partially offset by higher volumes and commercial actions taken to mitigate tariff costs.
Gross margin as a percentage of net sales decreased approximately 210 basis points to 31.7% in the first nine months of 2025 compared to 33.8% in the first nine months of 2024. Gross margin in the first nine months of 2025 declined due to lower volumes and related utilization headwinds, unfavorable mix, higher freight, duty and tariff costs and unfavorable yield performance, partially offset by commercial actions taken to mitigate tariff costs.

Selling, General and Administrative Expenses
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Selling, general and administrative expenses	$41.6	$45.1	$134.6	$143.5
Percentage of net sales	19.3%	21.4%	22.2%	22.5%
SG&A expenses decreased 7.8% in the third quarter of 2025 from the third quarter of 2024, primarily due to a $1.8 million decrease in compensation and benefits expense and a $1.8 million decrease in professional services expenses, partially offset by a $0.8 million increase in fixed asset depreciation and software cost amortization expense.
SG&A expenses decreased 6.2% in the first nine months of 2025 compared to the first nine months of 2024, primarily due to a $7.9 million decrease in compensation and benefits expense and a $4.7 million decrease in professional services expenses, partially offset by a $3.6 million increase in fixed asset depreciation and software cost amortization expense.

Research and Development Expenses
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research and development expenses	$7.4	$8.1	$21.5	$26.5
Percentage of net sales	3.4%	3.9%	3.5%	4.2%
R&D expenses decreased 8.6% in the third quarter of 2025 from the third quarter of 2024, primarily due to a $0.7 million decrease in compensation and benefits expense. R&D expenses decreased 18.9% in the first nine months of 2025 compared to the first nine months of 2024, primarily due to a $2.5 million decrease in compensation and benefits expense and a $1.5 million decrease in R&D trials. The decrease in compensation and benefits expense was largely driven by the cost savings related to our exit from our Burlington, Massachusetts Innovation Center facility.

Restructuring and Impairment Charges
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restructuring and impairment charges	$7.1	$6.3	$89.1	$7.8
Other operating (income) expense, net	$0.5	$—	$0.2	$—
We incurred impairment charges of $71.8 million in the nine months ended September 30, 2025 related to our curamik® reporting unit within our AES operating segment. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
We incurred restructuring charges of $7.1 million and $17.3 million in the three and nine months ended September 30, 2025, respectively, due to our wind down of manufacturing operations for our AES operating segment in our Evergem, Belgium facility, the executive leadership transition and our global reduction in workforce. We incurred restructuring charges of $6.3 million and $7.6 million in the three and nine months ended September 30, 2024, respectively, primarily related to our wind down of manufacturing operations for our AES operating segment in our Evergem, Belgium facility and our exit from our Burlington, Massachusetts Innovation Center facility. For additional information, refer to “Note 13 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Equity income in unconsolidated joint ventures	$—	$0.4	$—	$1.2
Prior to November 5, 2024, we had two unconsolidated JVs, each 50% owned: RIC and RIS, at which point, our JV relationships were discontinued resulting in the year-over-year decrease in equity income in those unconsolidated JVs. For additional information, refer to “Note 15 - Mergers and Acquisitions” to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

Other Income (Expense), Net
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Other income (expense), net	$0.4	$(1.5)	$(3.4)	$(0.8)
Other income (expense), net was income of $0.4 million in the third quarter of 2025 compared to expense of $1.5 million in the third quarter of 2024. The increase was due to $0.9 million of favorable year-over-year changes in impacts from our foreign currency transactions.
Other income (expense), net was to expense of $3.4 million in the first nine months of 2025 compared to expense of $0.8 million in the first nine months of 2024. The decrease was due to $3.1 million of unfavorable year-over-year changes in impacts from our foreign currency transactions.

Interest Income (Expense), Net
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income (expense), net	$0.2	$—	$0.9	$(1.0)
Interest income (expense), net, was $0.2 million of income in the third quarter of 2025. The year-over-year change was due to higher income on interest-bearing cash accounts.
Interest income (expense), net, was $0.9 million of income in the first nine months of 2025 compared to $1.0 million of expense in the first nine months of 2024. The year-over-year change was due to higher income on interest-bearing cash accounts and a lower weighted-average outstanding balance for our borrowings under our revolving credit facility.

Income Taxes
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income tax (benefit) expense	$7.7	$2.8	$11.8	$10.4
Effective tax rate	47.2%	20.7%	(21.6)%	28.1%

The below discussion of the effective tax rate for the periods presented in the condensed consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.
We had a tax rate of 47.2% in the third quarter of 2025. During the quarter, our effective tax rate was unfavorably impacted by (i) an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized and (ii) an increase in reserves for uncertain tax positions.
During the third quarter of 2024, our effective tax rate was 20.7%. During the third quarter of 2024, our effective tax rate was favorably impacted by a decrease of reserves for uncertain tax positions, partially offset by the mix of income in higher tax rate jurisdictions.
We had a negative tax rate of 21.6% for the nine months ended September 30, 2025 due to tax expense on a pre-tax book loss. Our income tax expense for the nine months ended September 30, 2025 was unfavorably impacted by the $67.3 million goodwill impairment in curamik® for which no tax benefit is available, an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized, and an increase in reserves for uncertain tax positions.
For the first nine months of 2024, the Company’s effective tax rate on its income before income taxes was 28.1%. The effective rate for the first nine months of 2024 was unfavorably impacted primarily by the write-off of deferred tax assets related to stock compensation and the mix of income in higher tax rate jurisdictions, partially offset by a decrease of reserves for uncertain tax positions.
Operating Segment Net Sales and Gross Margin
Advanced Electronics Solutions

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$114.7	$112.2	$327.9	$349.8
Gross margin	$36.1	$34.1	$96.1	$104.8
Percentage of net sales	31.5%	30.4%	29.3%	30.0%
AES net sales increased by 2.2% in the third quarter of 2025 compared to the third quarter of 2024. The increase in net sales over the third quarter of 2024 was primarily driven by higher net sales in the ADAS and EV/HEV markets, partially offset by lower net sales in the wireless infrastructure market. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
AES net sales decreased by 6.3% in the first nine months of 2025 compared to the first nine months of 2024. The decrease in net sales over the first nine months of 2024 was primarily driven by lower net sales in the wireless infrastructure and EV/HEV markets, partially offset by higher net sales in the aerospace and defense and ADAS markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjusted to changing regional demands. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024.
Our AES operating segment gross margin in the third quarter of 2025 improved primarily due to higher volumes, favorable utilization and favorable yield performance, partially offset by unfavorable mix and higher freight, duty and tariff costs net of commercial mitigation actions. As a percentage of net sales, gross margin in the third quarter of 2025 was 31.5% as compared to 30.4% in the third quarter of 2024.
Our AES operating segment gross margin in the first nine months of 2025 declined primarily due to lower volumes and unfavorable mix, higher freight, duty and tariff costs and higher scrap costs, partially offset by commercial actions taken to mitigate tariff costs. As a percentage of net sales, gross margin in the first nine months of 2025 was 29.3% as compared to 30.0% in the first nine months of 2024.
Elastomeric Material Solutions

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$97.2	$94.2	$269.2	$274.6
Gross margin	$34.7	$38.8	$92.9	$105.8
Percentage of net sales	35.7%	41.2%	34.5%	38.5%
EMS net sales increased by 3.2% in the third quarter of 2025 compared to the third quarter of 2024. The increase in net sales over the third quarter of 2024 was primarily driven by higher net sales in the aerospace and defense and industrial markets, partially offset by lower net sales in the EV/HEV market.

EMS net sales decreased by 2.0% in the first nine months of 2025 compared to the first nine months of 2024. The decrease in net sales over the first nine months of 2024 was primarily driven by lower net sales in the EV/HEV market, partially offset by higher net sales in the industrial market. We experienced lower EV/HEV net sales due to customer inventory management in response to end market demands.
Our EMS operating segment gross margin in the third quarter of 2025 declined due to utilization headwinds from the startup of new production lines, unfavorable mix and higher freight, duty and tariff costs, partially offset by higher volumes, favorable mix and commercial actions taken to mitigate tariff costs. As a percentage of net sales, gross margin in the third quarter of 2025 was 35.7% as compared to 41.2% in the third quarter of 2024.
Our EMS operating segment gross margin in the first nine months of 2025 declined due to lower volumes and related utilization headwinds, unfavorable mix, unfavorable yield performance and tariff costs, partially offset by commercial actions taken to mitigate tariff costs. As a percentage of net sales, gross margin in the first nine months of 2025 was 34.5% as compared to 38.5% in the first nine months of 2024.
Other

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$4.1	$3.9	$12.2	$13.5
Gross margin	$1.5	$1.2	$4.3	$4.8
Percentage of net sales	36.6%	30.8%	35.2%	35.6%
Net sales in this segment increased by 5.1% in the third quarter of 2025 from the third quarter of 2024. Our Other operating segment gross margin in the third quarter of 2025 increased due to higher volumes and favorable mix. As a percentage of net sales, gross margin in the third quarter of 2025 was 36.6%, an approximately 580 basis point increase as compared to 30.8% in the third quarter of 2024.
Net sales in this segment decreased by 9.6% in the first nine months of 2025 from the first nine months of 2024. Our Other operating segment gross margin in the nine months of 2025 declined due to lower volumes and unfavorable mix. As a percentage of net sales, gross margin in the first nine months of 2025 was 35.2%, an approximately 40 basis point decrease as compared to 35.6% in the third quarter of 2024.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in millions)	September 30, 2025	December 31, 2024
U.S.	$67.7	$84.7
Europe	43.0	37.4
Asia	57.1	37.7
Total cash and cash equivalents	$167.8	$159.8
Approximately $100.1 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of September 30, 2025. We did not make any changes in the nine months ended September 30, 2025 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in millions)	September 30, 2025	December 31, 2024
Key Financial Position Accounts:
Cash and cash equivalents	$167.8	$159.8
Accounts receivable, net	$145.5	$135.3
Inventories, net	$142.9	$142.3

Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2024 to September 30, 2025 were as follows:
•Cash and cash equivalents were $167.8 million as compared to $159.8 million as of December 31, 2024, an increase of $8.0 million, or 5.0%. This increase was primarily due to our cash flows provided by operations and $13.4 million of proceeds from the sale of our Price Road facility, partially offset by $38.1 million of share repurchases, $25.4 million in capital expenditures, and $1.4 million in tax payments related to net share settlement of equity awards.
•Accounts receivable, net increased 7.5% to $145.5 million as of September 30, 2025 from $135.3 million as of December 31, 2024. The increase from year-end was primarily due to higher net sales at the end of the third quarter of 2025 compared to at the end of 2024, partially offset by a lower days sales outstanding at the end of September 30, 2025 compared to December 31, 2024.
•Inventories, net were largely flat at $142.9 million as of September 30, 2025, from $142.3 million as of December 31, 2024. Although inventory was flat, our finished goods inventory decreased which was offset by increases in both raw materials and work in progress inventory.

	Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024
Key Cash Flow Measures:
Net cash provided by operating activities	$54.3	$93.4
Net cash used in investing activities	$(11.2)	$(40.7)
Net cash used in financing activities	$(40.0)	$(38.6)
In 2025, we expect capital spending to be in the range of approximately $30.0 million to $40.0 million. We plan to fund our capital spending in 2025 with cash from operations and cash on-hand.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2025.
Contingencies
During the third quarter of 2025, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.

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
The application of the quantitative assessment requires significant judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit for which a quantitative assessment is performed. The quantitative goodwill and indefinite-lived other intangible asset impairment assessment performed over the curamik® reporting unit consisted of a fair value calculation which combined an income approach and a market approach, weighted at 50% each, which was then compared with the reporting unit’s carrying value. The income approach uses the discounted cash flow method, which is based on the present value of future cash flows through a multi-year discounted cash flow analysis. The market approach uses the guideline public company method, which is based on market data using comparable publicly traded company multiples of EBITDA for a group of benchmark companies. From a market participant perspective, considerable weight would be placed on the income approach value because it relies directly on our reporting unit’s forecasted operating results and market-derived rates of return. Similarly, considerable weight would be placed on the market approach because it reflects current market pricing and earnings. Therefore, equal weight was given to the income approach and market approach, since both methods are reasonable methods to use for valuing our reporting units and neither method is more reliable than the other for these circumstances.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2025. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted, with the participation of our Principal Executive Officer and our Chief Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of September 30, 2025. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year ending December 31, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
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
(c) Stock Repurchases

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2025 to July 31, 2025	—	$—	—	$76.1
August 1, 2025 to August 31, 2025	137,879	$72.50	137,879	$66.1
September 1, 2025 to September 30, 2025	—	$—	—	$66.1
For the three months ended September 30, 2025, we repurchased shares for a total value of $10.0 million under a $200.0 million share repurchase program approved by our Board of Directors. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of September 30, 2025, $66.1 million remained for repurchase under the share repurchase program. All repurchases were made using cash from operations. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

List of Exhibits:

10.1	Letter Agreement between the Company and Ali El-Haj, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2025.

10.2	Annual Incentive Compensation Plan (as amended, effective as of August 6, 2025), filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and September 30, 2024, (iii) Condensed Consolidated Statements of Financial Position as of September 30, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

By: /s/ Laura Russell
Laura Russell
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: October 29, 2025