Form 10-K
period 2025-12-31
ROGERS CORP
filed 2026-02-19
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,236,592,460. Rogers has no non-voting common equity. The number of shares outstanding of capital stock as of February 16, 2026 was 17,827,673.

Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement related to the 2026 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

ROGERS CORPORATION
FORM 10-K

December 31, 2025

ROGERS CORPORATION
Defined Terms(1)

Term	Definition
5th Amended Credit Agreement	5th Amended and Restated Credit Agreement, dated as of March 24, 2023, among Rogers Corporation, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents
ABO	Accumulated Benefit Obligation
ADAS	Advanced Driver Assistance Systems
AES	Advanced Electronics Solutions
AI	Artificial Intelligence
APAC	Asia - Pacific
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CHIPS	Creative Helpful Incentives to Produce Semiconductors
CODM	Chief Operating Decision Maker
EMEA	Europe, the Middle East and Africa
ECD	Elastomer Components Division
EMS	Elastomeric Material Solutions
ERP	Enterprise Resource Planning
EU	European Union
EV/HEV	Electric Vehicles/Hybrid Electric Vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GHG	Greenhouse Gas
Guarantors	Existing and future material domestic subsidiaries
INOAC	INOAC Corporation
ISO	International Organization for Standardization
IRA	Inflation Reduction Act
JV	Joint Venture
NIST	National Institute of Standards and Technology
OEMs	Original equipment manufacturers
Proxy Statement	Our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders
PBO	Projected Benefit Obligation
PFAS	Per- and polyfluoroalkyl substances
R&D	Research and Development
RESIP	Rogers Employee Savings and Investment Plan
RFS	Radio Frequency Solutions
RIC	Rogers Inoac Corporation
RIS	Rogers Inoac Suzhou Corporation
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SOFR	Secured Overnight Financing Rate
Union Plan	Rogers Corporation Employees’ Pension Plan
U.S.	United States of America
U.S. EPA	United States Environmental Protection Agency
U.S. GAAP	Accounting principles generally accepted in the United States
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
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•failure to capitalize on, volatility within, or other adverse changes with respect to growth opportunities, such as delays in adoption or implementation of new technologies;
•uncertain business, economic and political conditions in the U.S. and abroad, particularly in China, Germany, England, Belgium, South Korea and Hungary where we maintain significant manufacturing, sales or administrative operations;
•the global trade policy dynamics between nations reflected in trade agreement negotiations, the imposition of tariffs and other trade restrictions, as well as the potential for global supply chain decoupling;
•fluctuations in foreign currency exchange rates;
•our ability to develop innovative products and the extent to which they are incorporated into end-user products and systems that achieve commercial success;
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

Operating Segments
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, automotive (e.g., ADAS), aerospace and defense (e.g., antenna systems, communication systems and phased array radar systems), renewable energy (e.g., wind and solar), wireless infrastructure (e.g., power amplifiers, antennas and small cells), mass transit, industrial (e.g., variable frequency drives), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and internet protocol infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to fabricators, distributors and OEMs. Critical trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, IsoClad® Series, MAGTREX®, IM Series™, 2929 Bondply, SpeedWave® Prepreg, RO4400™/RO4400T™ Series and Radix™. As of December 31, 2025, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Suzhou, China; Budapest, Hungary; and administrative facilities in Evergem, Belgium.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, XRD®, Silicone Engineering and R/bak®. As of December 31, 2025, our EMS operating segment had manufacturing and administrative facilities in Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Suzhou, China; Blackburn, England; Ansan, South Korea; and Evergem, Belgium.
Other
Our Other operating segment consists of elastomer components for applications in the general industrial market, as well as elastomer floats for level sensing in fuel tanks, motors, and storage tanks applications in the general industrial and automotive markets. We sell our elastomer components under our ENDUR® trade name and our floats under our NITROPHYL® trade name.
Sales and Competition
We sell our materials and components primarily through direct sales channels positioned near major concentrations of our customers in North America, Europe and Asia. We sold to approximately 2,800 customers worldwide in 2025, consisting primarily of OEMs and component suppliers. No individual customer represented more than 10% of our total net sales for 2025. Although the loss of any one of our larger customers would require a period of adjustment, during which the results of operations could be materially adversely impacted, we believe that such events could be successfully mitigated over a period of time due to the diversity of our customer base.
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
We compete primarily with manufacturers of high-end materials, some of which are large, multi-national companies, principally on the basis of innovation, historical customer relationships, product quality, reliability, performance and price, technical service and support, breadth of product line, and manufacturing capabilities. We also face competition from manufacturers of commodity materials, including smaller regional producers, particularly in Asia, that generally compete on price, especially for products later in their life cycle. We believe our competitive position is supported by our focus on differentiated, high‑performance materials and components, our history of innovation, and the value customers place on our technical expertise, product quality, reliability, and customer support.

Our sales recognized at a point in time are generally pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, without substantial penalty.
Research and Development
We have a history of innovation, and innovation leadership is a key component of our overall business strategy. The markets we serve are typically characterized by ongoing technological changes and advances. Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products, which is primarily driven by efforts in R&D. We are focused on identifying technologies and innovations related to both our current product portfolio as well as initiatives targeted at further diversifying and growing our business. As part of this technology commitment, we have Rogers Innovation Centers at our facilities in Chandler, Arizona; Rogers, Connecticut; Eschenbach, Germany; and Suzhou, China. Our Innovation Centers focus on early stages of technical and commercial development of new high-tech materials solutions in an effort to align with market direction and needs.
Patents and Other Intellectual Property
We have many domestic and foreign patents, licenses and pending patent applications related to technology in each of our operating segments. These patents and licenses vary in duration and provide some protection from competition. We also own a number of registered and unregistered trademarks and have acquired and developed certain confidential and proprietary technologies, including trade secrets that we believe to be of some importance to our business.
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
Human Capital Management
Our Company’s continuing success derives from our talented and dedicated employees globally, who are responsible for innovation, operations and the ethical foundation to our business and its future.
As of December 31, 2025, we employed approximately 3,000 people, of whom approximately 1,100 were employed in North America, 900 in the EMEA region and 1,000 in APAC region. Approximately 300 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements and approximately 700 of our European employees are covered by work council arrangements.
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
Health and Safety
Promoting the health and safety of our employees is a critical objective. We strive to minimize lost workdays and recordable incidents. To promote awareness and accountability, our vision is clear: Everyone, Everywhere goes home safely Every Day. Our commitment is to put safety first and we ask for everyone’s commitment to never compromise their safety or the safety of others.

Employment Experience
We take a comprehensive approach to the employment experience, striving to use a fair and inclusive recruiting process to select talented individuals. Once we hire, we endeavor to provide our employees a safe and ethical work environment that includes fair compensation, opportunities for career development and employee engagement. We are proud to invest in our employees’ futures through a variety of internal training opportunities, as well as education reimbursement programs globally.
Information About Our Executive Officers
Our executive officers as of February 19, 2026 were as follows:

Name	Age	Present Position	Year Appointed to Present Position	Other Relevant Positions Held
Ali El-Haj	65	Interim President and Chief Executive Officer, Principal Executive Officer	2025	President and CEO of Techniplas Corporation from May 2020 to December 2024; Chairman and CEO of MAG-USA from August 2017 to May 2020; President and CEO of Cap-con Automotive Group from April 2007 to August 2017.
Laura Russell	50	Senior Vice President and Chief Financial Officer, Treasurer, Principal Financial Officer	2024	Vice President, Corporate Finance from September 2023 to September 2024; Vice President, Operations at Wolfspeed from July 2021 to September 2023; Vice President, Finance - RP Business at NXP Semiconductor from December 2015 to July 2021.
Jeff Tsao	47	President of Advanced Electronic Solutions	2025	Senior Vice President and General Manager of AES from November 2023 to July 2025; Vice President and General Manager of AES from September 2019 to November 2023; Vice President of Sales and Marketing of PES from December 2018 to September 2019; Global Sales Director of PES from August 2017 to November 2018.
Jessica Morton	46	Senior Vice President, General Counsel and Corporate Secretary	2025	Vice President, General Counsel and Corporate Secretary from March 2023 to February 2025; Associate General Counsel and Assistant Secretary of FMC Corporation from April 2021 to March 2023; Assistant General Counsel and Assistant Secretary of FMC Corporation from April 2019 to March 2021; Assistant General Counsel of FMC Corporation from July 2016 to March 2019.
Michael Webb	58	Senior Vice President and Chief Administrative Officer	2023	Executive Vice President - Chief Human Resources Officer and Chief Administrative Officer at Nutrien from January 2018 to May 2022; Senior Vice President, Human Resources at Agrium from January 2014 to January 2018.
Brian Larabee	59	Senior Vice President and General Manager of Elastomeric Material Solutions	2023	Vice President and General Manager of EMS from November 2022 to November 2023; Senior Director, EMS Product Management from February 2021 to December 2022; Director, EMS New Product and Business Development from November 2016 to February 2021.
R. Sean Reeder	52	Principal Accounting Officer and Corporate Controller	2024	VP of Finance and Corporate Controller from August 2023 to July 2024; VP and Controller at Priority Ambulance from July 2022 to August 2023; VP and Corporate Controller at WillScot Mobile Mini from August 2021 to June 2022; Corporate Controller at ON Semiconductor from June 2017 to August 2021
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
Risks Relating to Our Business, Strategy and Operations
Failure to capitalize on, volatility within, or other adverse changes with respect to the Company’s growth opportunities may adversely affect our business.
We continue to target growth opportunities in the EV/HEV, ADAS, portable electronics, renewable energy, aerospace and defense and other markets. These growth opportunities, as well as specific market and industry trends within them, may be volatile, cyclical and sensitive to a variety of factors, including general economic conditions (including higher inflation and interest rates), demand disruptions (including third-party component availability at our customers), technology disruptions, consumer preferences and political priorities. Adverse or cyclical changes to and within these growth opportunities, such as delays in adoption or implementation of new technologies, have resulted in, and may continue to result in, reduced demand for certain of our products, production overcapacity, increased inventory levels and related risks of obsolescence, as well as price erosion, ultimately leading to a decline in our operating results. Acceleration within these growth opportunities and corresponding rapid increases in demand for certain products may also require us to make significant capital investments or acquisitions in facilities and information systems and significantly increase our personnel in order to increase production levels and to maintain customer relationships and market positions. However, we may not be able to increase our production levels with sufficient speed or efficiency to capitalize on such increases in demand.
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
Macroeconomic conditions, such as high inflationary pressure, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and sovereign debt concerns, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, the introduction of or changes in tariffs or trade barriers, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by geopolitical events, instability and military hostilities in multiple geographies, and monetary and financial uncertainties.
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
As part of our general growth strategy, we expect to continue to pursue organic growth, while also continuing to evaluate potential acquisitions and expansion opportunities that we believe provide a strategic or geographic fit with our business. In the past, we have experienced periods of significant growth in our assets and revenues, as well as periods of decline. No assurance can be given that we will be able to return to or replicate these historical growth rates or be able to grow at all. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage our growth, including to the satisfaction of our regulators, we could be materially and adversely affected. Consequently, continued organic growth, if achieved, may place a strain on our administrative and operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.
We rely on highly specialized technical personnel and management, and the failure to attract and retain these individuals could impair our expected growth and future success.
We continue to depend upon the continued services and performance of key executives, senior management and skilled technical personnel, particularly our sales engineers and other professionals with significant experience in the key industries we serve. Our ability to compete effectively and our future success depend on our continuing to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition for these personnel from other companies, academic institutions and government entities exists. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Outside the U.S., it is increasingly important that we are also able to attract and retain personnel with relevant local qualifications and experience. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives. Additionally, as demand for our products and services increases, our existing personnel may not be able to effectively scale their job functions with the increased demand. If we are unable to identify, hire, develop, motivate, and retain new qualified personnel with relevant local qualifications and experience, our existing workforce may become too lean to accommodate the increased demand, which may have a material adverse effect on our ability to grow and scale our business.
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
For the year ended December 31, 2025, approximately 72% of our net sales resulted from sales in foreign markets, with approximately 41% and 29% of such net sales occurring in Asia and Europe, respectively. We expect our net sales in foreign markets to continue to represent a substantial majority of our consolidated net sales. We maintain significant manufacturing and administrative operations in China, Germany, England, Belgium, South Korea and Hungary, and approximately 63% of our employees were located outside the U.S. as of December 31, 2025. Risks related to our extensive international operations include the following:
•foreign currency fluctuations, particularly in the value of the euro, renminbi, won, pound, yen and forint against the U.S. dollar;
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

Beginning in February 2025, President Donald J. Trump signed multiple executive orders and amendments to these orders, raising tariffs on U.S. imports. The situation remains fluid, and the duration and outcome of these tariff actions are uncertain. As a result, we are unable to predict the ultimate result and duration of any tariff actions by the U.S. government, or countermeasures that may be taken by other nations.
It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Although the ultimate scope and timing of any such actions is indeterminable, if implemented, they could have a significant impact on our financial condition and results of operations. Based on our manufacturing practices and locations, there can be no assurance that any future executive or legislative action in the U.S. or other countries relating to tax policy and trade regulation would not adversely affect our business, operations and financial results.
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
The increased trade conflicts between the U.S. and its major trading partners, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, could adversely impact our business. In particular, we have experienced in the past and expect that we may in the future experience impacts on our business due to the increase in trade conflicts between the U.S. and China. Export controls, as well as retaliatory controls and tariffs that China has imposed, could continue to restrict our ability to do business with Chinese customers. Further U.S. government actions to protect domestic economic and security interests could lead to further restrictions. China continues to be a fast-developing market and an area of potential growth for us. Sales to customers located in China and the Asia Pacific region accounted for approximately 41% of our total sales and a substantial majority of our overall sales to customers located outside the U.S. as of December 31, 2025. In addition, certain of the end products created in China that incorporate our products are ultimately sold outside of the Asia Pacific region. We expect that revenue from these sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material component of our total revenue. Therefore, any financial crisis, trade war or dispute or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our business, results of operations and financial position.
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
In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties and personally identifiable information of our employees. We rely on information technology systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our information technology systems are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, systems upgrades (including the beginning stage and continued implementation of a new ERP system) and user errors.

If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business.
We are also subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by disgruntled employees or third parties. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, in part because of evolving technologies, the ubiquitous use of the Internet and telecommunications technologies (including mobile devices) to conduct business transactions. AI has heightened this risk by accelerating the speed, scale and sophistication of attacks. Our information technology network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third-party service providers, we have experienced and may in the future experience security breaches, including breaches that we may not be able to detect. Security breaches of our information technology systems, including through mobile devices, could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our customers, suppliers, business partners, employees or other third parties, which could result in our suffering significant financial and reputational damage. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with applicable laws and regulations, including evolving government cyber security requirements for government contractors.
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
The use of generative AI technologies by employees and personnel to perform routine work is becoming more common within our business industry. Disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits should we determine to increase our adoption and use of the technology. If we are unable to use generative AI due to these additional costs, it could make our business less efficient and result in competitive disadvantages.
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
By way of example, but not limitation, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on potential contamination resulting from the use of so-called “forever chemicals,” most notable at present are PFAS. Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including in some of our engineered materials and components, and, due to their long-term use, have become virtually ubiquitous in parts of the environment. Until recently, these substances were largely unregulated as a class. Nevertheless, over the last few years, PFAS regulation has been evolving rapidly. In 2023, China’s Ministry of Ecology and Environment added perfluorooctanoic acid (PFOA), a type of PFAS, to its List of Toxic Chemicals Strictly Restricted; the U.S. EPA issued a new rule under the Toxic Substances Control Act, requiring manufacturers and importers of PFAS to submit additional reporting information about production volumes, industrial uses, byproducts, worker exposure, and disposal; and, certain EU member states submitted a proposal to the European Chemicals Agency calling for the phase out of the manufacture, import, sale, and use of PFAS substances. Recently, among other actions, the U.S. EPA issued new regulations regarding PFAS in drinking water, PFAS reporting obligations under Toxic Substances Control Act, and designated two PFAS chemicals (Perfluorooctanoic acid and Perfluorooctane sulfonic acid) as hazardous substances under Comprehensive Environmental Response, Compensation, and Liability Act. While PFAS regulation continues to evolve at the federal and state levels in the U.S., as well as in jurisdictions around the world, the full scope of such regulation is still being developed. In some cases, PFAS compounds are regulated at, or even below, the ability of current technology to consistently detect their presence, making remediation difficult and complex. We may therefore incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows.
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
Even if domestic and foreign laws do grant initial protection of our technology, our competitors or other third parties may subsequently obtain and unlawfully copy, use or disclose our technologies, products, and processes. We believe that the risk of piracy of our technology is particularly acute in the foreign countries in which we operate. In circumstances in which we conclude that our proprietary technology has been infringed, we have pursued, and may again pursue, litigation to enforce our rights. The defense and prosecution of intellectual property infringement suits are both costly and time consuming, even if the outcome is favorable to us. If we are not successful in protecting our proprietary technology or if the protection afforded to us is not sufficiently broad, our competitors may be able to manufacture and offer products substantially similar to our own, thereby reducing demand for our products and adversely affecting our results of operations and financial position. We may also be adversely affected by, and subject to increased competition as a result of, the normal expiration of our issued patents.
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
For instance, many foreign jurisdictions are actively considering, and some have enacted, changes to existing tax laws as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-Operation and Development. As these changes are enacted, our tax obligations could increase in countries where we do business or sell our products.
The terms of our credit agreement subject us to risks if we fail to satisfy financial ratios and comply with numerous covenants.
Our credit agreement with JPMorgan Chase Bank, N.A. contains, and any future debt agreements into which we enter may contain, certain financial ratios and certain restrictive covenants that, among other things, limit our ability to incur indebtedness or liens, acquire other businesses, dispose of assets, or make investments. Our ability to make scheduled payments on these borrowings and to satisfy financial ratios may be adversely affected by changes in economic or business conditions beyond our control, while the restrictive covenants to which we are subject may limit our ability to take advantage of potential business opportunities as they arise. Failure to satisfy these financial ratios or to comply with the covenants in our credit agreement would constitute a default. An uncured default with respect to one or more of our covenants could result in outstanding borrowings thereunder being declared immediately due and payable, which may also trigger an obligation to repay other outstanding indebtedness. Any such acceleration of our indebtedness would have a material adverse effect on our cash flows, financial position and results of operations.
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
Effective January of 2026, the U.S. withdrew from the Paris Agreement and pulled back various sustainability-related federal commitments and incentives, however, states continue to adopt their own sustainability regulations. For example, California adopted the Climate Accountability Package in 2023 that introduces extensive climate-related disclosure requirements, although these have been challenged in the courts and there is uncertainty regarding what regulatory or executive actions may be forthcoming. Given these uncertainties, it is difficult to accurately estimate at this time if U.S. federal or state-level activity could result in increased operating costs for compliance, required acquisition or trading of emission allowances, or compliance costs associated with additional regulatory frameworks for a range of potential carbon reduction projects, including carbon capture, use, and sequestration projects. Additionally, demand for the products we produce may be reduced should the Company be unable to meet regulatory requirements.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Safeguarding our information technology systems, intellectual property, and the confidential information and personal data that customers, suppliers, business partners, employees and others share with us is a critical concern for our business. As such, we have processes in place to assess, identify, and manage material cybersecurity threats and incidents. Key to these efforts is our cybersecurity risk management program (the “Cybersecurity Program”). We aim to incorporate industry best practices throughout our Cybersecurity Program. It is founded on the NIST’s Cybersecurity Framework (Identify, Protect, Detect, Respond and Recover) and includes elements of ISO 27001 standards, NIST SP 800-171 guidance, the ISO, and other applicable industry standards for protecting controlled unclassified information. The Cybersecurity Program also incorporates preventative, detective and corrective controls to identify relevant cyber risks. The controls are tested and evaluated on a regular basis and include: network and endpoint protection technologies that are designed to block and detect security events at the perimeter and within our networks; evaluation and monitoring of detected security events; and documented incident response actions and procedures. In addition to internal assessments, third party security firms perform annual risk reviews to evaluate and assess the Cybersecurity Program.
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
Our VP of Information Technology is responsible for leading the Cybersecurity Program, which is coordinated and primarily executed by the Chief Information Security Officer.
Our Board of Directors, primarily through the Audit Committee, oversees our enterprise risk management program, including cybersecurity risks. The enterprise risk management program is utilized in making decisions with respect to our Company’s priorities, resource allocation, and oversight structures. Our VP of Information Technology and/or Chief Information Security Officer deliver updates on the Cybersecurity Program to our Board of Directors semi-annually, including with respect to significant projects and initiatives. These updates consist of a report to the full Board of Directors and to the Audit Committee, and cover a wide range of topics, including evolving regulations and standards, vulnerability assessments, mitigation strategies, third-party and independent reviews, the evolving threat environment, technological and industry trends, and information security considerations arising with respect to our Company’s peers and other third parties. Our VP of Information Technology and/or Chief Information Security Officer will also provide reports of material cybersecurity incidents or other relevant developments to our Board of Directors and Audit Committee as and when needed. Furthermore, our VP of Information Technology and/or Chief Information Security Officer provide periodic updates to our senior management regarding cybersecurity risks, as well as interim updates to our leadership team.
For a discussion regarding risks from cybersecurity threats that have or are reasonably likely to materially affect our Company, see the risk factor titled “A significant disruption in, or breach in security of, our information technology systems or violations of data protection laws could materially adversely affect our business and reputation” in “Item 1A. Risk Factors.”

Item 2. Properties
We operate various general offices and manufacturing facilities throughout North America, Europe and Asia. The following table provides certain information about the material general offices and manufacturing facilities used by our operating segments:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned	Operating Segment
North America
Chandler, Arizona	147,000	Manufacturing / Administrative Offices / Innovation Center	Owned	AES
Chandler, Arizona	105,100	Manufacturing	Owned	AES
Chandler, Arizona	75,000	Administrative Offices	Owned	All
Chandler, Arizona	17,000	Warehouse	Leased through 3/2026	AES
Rogers, Connecticut	388,100	Manufacturing / Administrative Offices / Innovation Center	Owned	All
Woodstock, Connecticut	150,600	Manufacturing	Owned	EMS
Carol Stream, Illinois	216,600	Manufacturing	Owned	EMS
Bear, Delaware	125,000	Manufacturing	Owned	All
Narragansett, Rhode Island	84,600	Manufacturing	Owned	EMS
Europe
Eschenbach, Germany	149,000	Manufacturing	Owned	AES
Eschenbach, Germany	51,100	Warehouse	Leased through 12/2026	AES
Eschenbach, Germany	20,700	Innovation Center	Leased through 11/2026	AES
Eschenbach, Germany	4,400	Warehouse	Leased through 9/2027	AES
Eschenbach, Germany	24,100	Warehouse	Leased through 3/2027	AES
Evergem, Belgium	116,500	Manufacturing / Administrative Offices	Owned	All
Evergem, Belgium	88,200	Warehouse	Leased through 6/2027	All
Budapest, Hungary	46,800	Manufacturing	Leased through 2/2028	AES
Blackburn, England	58,000	Manufacturing / Warehouse	Owned	EMS
Blackburn, England	9,000	Warehouse	Leased through 8/2029	EMS
Asia
Suzhou, China	682,000	Manufacturing / Administrative Offices / Innovation Center	Owned	All
Suzhou, China	77,000	Manufacturing	Leased through 12/2031	EMS
Suzhou, China	75,000	Manufacturing	Leased through 5/2033	EMS
Suzhou, China	164,000	Manufacturing	Leased through 9/2033	AES
Suzhou, China	27,000	Manufacturing	Leased through 5/2027	EMS
Ansan, South Korea	51,300	Manufacturing	Leased through 9/2030	EMS
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
Our capital stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 16, 2026, we had 226 shareholders of record. The actual number of holders of our capital stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
We currently retain all of our earnings for use in the operation and expansion of our business, to repurchase or redeem capital stock, and in instances when we have debt, the repayment of debt. We have never declared or paid any cash dividends on our capital stock and may not pay any cash dividends in the foreseeable future. Whether or not dividends will be paid in the future will depend on, among other things, our results of operations, financial condition, level of indebtedness, cash requirements, covenants in our financings, contractual restrictions and other factors that our board of directors and our shareholders may deem relevant.
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
12/20
12/21
12/22
12/23
12/24
12/25
Rogers Corporation
S&P 500 Industrials
S&P 600 Electrical Components & Equipment

Issuer Purchases of Equity Securities
In 2015, we initiated a share repurchase program of up to $100.0 million of our capital stock to mitigate the dilutive effects of stock options exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. Our share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. In 2025, we purchased 738,145 shares at a total cost of $52.4 million. There were 188,438 shares repurchased at a total cost of $19.8 million in 2024. There were no shares repurchased in 2023. As of December 31, 2025, $51.8 million remained available to purchase under our share repurchase program. For additional information regarding share repurchases, refer to “Note 12 – Capital Stock and Equity Compensation” to “Item 8. Financial Statements and Supplementary Data.”

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
May 1, 2025 to May 31, 2025	406,560	$63.09	405,560	$77.4
June 1, 2025 to June 30, 2025	19,430	$66.01	19,430	$76.1
August 1, 2025 to August 31, 2025	137,879	$72.50	137,879	$66.1
October 1, 2025 to October 31, 2025	4,500	$84.89	4,500	$65.7
November 1, 2025 to November 30, 2025	169,776	$82.00	169,776	$51.8
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Position
The following discussion and analysis of our results of operations and financial position should be read together with our consolidated financial statements and accompanying notes, which are contained in “Item 8. Financial Statements and Supplementary Data.” The discussion of the comparison of our 2024 and 2023 results was previously disclosed within the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2025 and has been omitted from this section pursuant to Instruction 1 to Item 303(b) of Regulation S-K.
Company Overview and Strategy
We design, develop, manufacture and sell high-performance and high-reliability engineered materials and components to meet our customers’ challenges. We operate two strategic operating segments: AES and EMS. Our remaining operations, which represent non-core businesses, are reported in our Other operating segment. We are headquartered in Chandler, Arizona.
Our growth and profitability strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) operational excellence, and (4) synergistic mergers and acquisitions. Our priorities in executing this strategy are focused on driving near-term improvements to profitability and improving the growth outlook for the Company over the next several years by further strengthening our focus on commercial activities, optimizing our global capacity to meet customer demand and driving innovation.
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
Our growth strategy is based on addressing trends in these markets and maintaining a strong customer-centric focus. Our sales engineers and technical service employees work closely with our customers to understand their needs and then leverage our development capabilities and applications expertise to provide customized solutions. Our strategy is supported by an expansive product portfolio and a reputation for producing high performance and reliable products. We expect to secure further commercial wins and improve sales as we execute on this strategy.
Our operational excellence efforts are focused on driving ongoing cost improvements and efficiencies to further enhance our profitability while enhancing the agility and customer focus of the organization. These efforts include focusing on improving yields, throughput, procurement capabilities, and manufacturing processes. We have also taken specific cost improvement actions in recent quarters that have and will benefit our performance. These actions include optimizing our manufacturing footprint, and reducing manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
We seek to enhance our operational and financial performance by investing in research and development, manufacturing and materials efficiencies, and new product initiatives that respond to the needs of our customers. We strive to evaluate operational and strategic alternatives to improve our business structure and align our business with the changing needs of our customers and evolving industry trends.
If we successfully execute this growth and operational improvement strategy, we see an opportunity, over the next several years, to increase revenues from current levels and further improve profitability. The increase in revenues is largely expected to come from our organic business, with the potential to augment this growth through targeted acquisitions.
Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In 2025, as compared to 2024, our net sales decreased by 2.3% to $810.8 million, our gross margin decreased 170 basis points to 31.7% from 33.4%, and operating income as a percentage of net sales decreased 860 basis points to (5.6%) from 3.0%.
•We recognized impairment charges of $71.8 million in 2025 related to our curamik® reporting unit within our AES operating segment, and $1.9 million related to the impairment of our facility lease in Mexico.
•We recognized restructuring charges of $23.4 million in 2025 due to our wind down of manufacturing operations for our AES operating segment in our Evergem, Belgium facility, phase one of curamik® manufacturing footprint consolidation, our executive leadership transition, and the reduction of our global workforce.
•We repurchased 738,145 shares of our capital stock for $52.4 million in 2025.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	2025	2024
Net sales	100.0%	100.0%
Gross margin	31.7%	33.4%

Selling, general and administrative expenses	21.8%	23.3%
Research and development expenses	3.5%	4.2%
Restructuring and impairment charges	12.0%	2.9%
Other operating (income) expense, net	—%	—%
Operating income (loss)	(5.6)%	3.0%

Equity income in unconsolidated joint ventures	—%	0.2%
Other income (expense), net	(0.1)%	1.0%
Interest income (expense), net	0.1%	(0.1)%
Income (loss) before income taxes	(5.6)%	4.1%
Income tax expense	2.0%	1.0%
Net income (loss)	(7.6)%	3.1%
Net Sales and Gross Margin

(Dollars in millions)	2025	2024
Net sales	$810.8	$830.1
Gross margin	$256.8	$277.1
Percentage of net sales	31.7%	33.4%
Net sales decreased by 2.3% in 2025 compared to 2024. Our AES and EMS operating segments had net sales decreases of 1.5% and 3.1%, respectively. The decrease in net sales was primarily due to lower net sales in the wireless infrastructure and EV/HEV markets, partially offset by higher net sales in the aerospace and defense and ADAS markets. We experienced lower EV/HEV net sales as customers continued to manage inventory levels and adjust to changing regional demands. We experienced lower wireless infrastructure net sales as a program for a key customer was launched and completed in 2024. Net sales were favorably impacted by foreign currency impacts of $6.0 million, or 0.7%, due to the appreciation in value of the euro relative to the U.S. dollar, partially offset by depreciation in value of the Korean won and Chinese renminbi, relative to the U.S. dollar.
Gross margin as a percentage of net sales decreased 170 basis points to 31.7% in 2025 compared to 33.4% in 2024. Gross margin in 2025 declined due to lower volumes and related utilization headwinds and unfavorable yield performance, partially offset by favorable mix and cost savings from our manufacturing footprint consolidation in Belgium.
Selling, General and Administrative Expenses

(Dollars in millions)	2025	2024
Selling, general and administrative expenses	$176.6	$193.4
Percentage of net sales	21.8%	23.3%
SG&A expenses decreased 8.7% in 2025 from 2024, primarily due to an $10.6 million decrease in compensation and benefits expense due to our overall reduction in employee count, a $7.2 million decrease in professional services expenses, and a $1.4 million decrease in intangible asset amortization, partially offset by a $3.3 million increase in fixed asset depreciation.

Research and Development Expenses

(Dollars in millions)	2025	2024
Research and development expenses	$28.1	$34.6
Percentage of net sales	3.5%	4.2%
R&D expenses decreased 18.8% in 2025 from 2024, primarily due to a $3.4 million decrease in compensation and benefits expense and a $1.8 million decrease in R&D trials. The decrease in compensation and benefits expense was largely driven by overall reduction in employee count and cost savings related to our exit from our Burlington, Massachusetts Innovation Center facility.
Restructuring and Impairment Charges and Other Operating (Income) Expense, Net

(Dollars in millions)	2025	2024
Restructuring and impairment charges	$97.1	$24.1
Other operating (income) expense, net	$—	$0.1
We recognized $23.4 million and $16.2 million of restructuring charges in 2025 and 2024, respectively. The restructuring charges in 2025 were related to manufacturing footprint consolidation efforts, which impacted our facilities in Evergem, Belgium and Eschenbach, Germany, our global reduction in workforce, and our executive leadership transition. The restructuring charges in 2024 were related to manufacturing footprint consolidation efforts, the R&D facility exit plan, and the reduction in global workforce.
We recognized $71.8 million of impairment charges in 2025 related to our curamik® reporting unit within our AES operating segment as well as $1.9 million of impairment charges related to our facility lease in Mexico. For additional information, refer to “Note 7 – Goodwill and Intangible Assets” and "Note 6 – Leases” to “Item 8. Financial Statements and Supplementary Data.” We recognized $7.9 million of impairment charges in 2024 related to our new ERP system still in development. For additional information, refer to “Note 14 – Supplemental Financial Information” to “Item 8. Financial Statements and Supplementary Data.”
Equity Income in Unconsolidated Joint Ventures

(Dollars in millions)	2025	2024
Equity income in unconsolidated joint ventures	$—	$1.4
Up until early November, 2024, we had two unconsolidated, 50% owned, JVs: RIC and RIS. In early November, 2024, our JV relationships were discontinued resulting in the year-over-year decrease in equity income in those unconsolidated JVs. For additional information, refer to “Note 16 – Mergers and Acquisitions” to “Item 8. Financial Statements and Supplementary Data.”
Other Income (Expense), Net

(Dollars in millions)	2025	2024
Other income (expense), net	$(0.9)	$8.8
Other income (expense), net decreased to $0.9 million of expense in 2025 compared to $8.8 million of income in 2024. The decrease was due to the recognition of a $7.7 million gain in 2024 in connection with the execution of the JV Separation Agreement with INOAC, $2.3 million of unfavorable year-over-year changes in impacts from our foreign currency transactions, $1.4 million of unfavorable year-over-year changes in impacts from our foreign currency derivatives, partially offset by $1.9 million in favorable year-over-year changes from our copper derivatives.
Interest Income (Expense), Net

(Dollars in millions)	2025	2024
Interest income (expense), net	$0.8	$(0.8)
Interest income (expense), net, increased by $1.6 million in 2025 from 2024, due to higher income on interest-bearing cash accounts and a lower average outstanding balance on our revolving credit facility.

Income Tax Expense

(Dollars in millions)	2025	2024
Income tax expense	$16.7	$8.2
Effective tax rate	(37.0)%	23.9%
Our effective income tax rate for 2025 was negative 37.0%, representing tax expense with a pre-tax book loss, compared to income tax expense of 23.9% for 2024. The 2025 rate change was primarily due to (i) the change in valuation allowance against deferred tax assets, and (ii) the curamik® goodwill impairment with no related tax benefit.
Operating Segment Net Sales and Gross Margin
Advanced Electronics Solutions

(Dollars in millions)	2025	2024
Net sales	$445.2	$452.2
Gross margin	$132.0	$132.6
Percentage of net sales	29.6%	29.3%
Our AES operating segment net sales decreased by 1.5% in 2025 compared to 2024. The decrease in net sales was primarily driven by lower net sales in the wireless infrastructure and EV/HEV markets, partially offset by higher net sales in the ADAS and aerospace and defense markets. EV/HEV net sales were lower as customers continued to manage inventory levels and adjusted to changing regional demands. Wireless infrastructure net sales decreased as a program for a key customer was launched and completed in 2024. Net sales were favorably impacted by foreign currency fluctuations of $4.8 million, or 1.1%, due to the appreciation in value of the euro relative to the U.S. dollar, partially offset by the depreciation in value of Chinese renminbi and Korean won relative to the U.S. dollar.
Our AES operating segment gross margin as a percentage of net sales increased 30 basis points to 29.6% in 2025 compared to 29.3% in 2024. Gross margin in 2025 increased due to favorable mix and cost savings from our manufacturing footprint consolidation in Belgium, partially offset by lower volume and related utilization headwinds and unfavorable yield performance.
Elastomeric Material Solutions

(Dollars in millions)	2025	2024
Net sales	$349.7	$360.9
Gross margin	$119.7	$138.5
Percentage of net sales	34.2%	38.4%
Our EMS operating segment net sales decreased by 3.1% in 2025 compared to 2024. The decrease in net sales was primarily driven by lower net sales in the EV/HEV market, partially offset by higher net sales in the industrial market. We experienced lower EV/HEV net sales due to customer inventory management in response to end market demands. Net sales were favorably impacted by foreign currency fluctuations of $1.2 million, or 0.3%, due to the appreciation in value of the euro and British pound relative to the U.S. dollar, partially offset by the depreciation in value of Chinese renminbi and Korean won relative to the U.S. dollar.
Our EMS operating segment gross margin as a percentage of net sales decreased 420 basis points to 34.2% in 2025 compared to 38.4% in 2024. Gross margin in 2025 declined due to lower volumes and related utilization headwinds, unfavorable mix and unfavorable yield performance.
Other

(Dollars in millions)	2025	2024
Net sales	$15.9	$17.0
Gross margin	$5.1	$6.0
Percentage of net sales	32.1%	35.3%
Net sales in our Other operating segment decreased by 6.5% in 2025 from 2024. Our Other operating segment gross margin as a percentage of net sales decreased 320 basis points to 32.1% in 2025 compared to 35.3% in 2024. Gross margin in 2025 declined due to lower volumes and unfavorable mix.

Liquidity, Capital Resources and Financial Position
We believe that our existing sources of liquidity and cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures and R&D efforts for at least the next 12 months. We regularly review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships, seeking to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

	As of December 31,
(Dollars in millions)	2025	2024
U.S.	$100.1	$84.7
Europe	40.7	37.4
Asia	56.2	37.7
Total cash and cash equivalents	$197.0	$159.8
Approximately $96.9 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of December 31, 2025. We did not make any changes in 2025 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain Asian entities, we continue to assert that foreign earnings are indefinitely reinvested.
Net working capital was $373.9 million and $370.4 million as of December 31, 2025 and 2024, respectively.
Key Financial Position Accounts

	As of December 31,
(Dollars in millions)	2025	2024
Cash and cash equivalents	$197.0	$159.8
Accounts receivable, net	130.6	135.3
Inventories, net	125.0	142.3
Significant changes in our statement of financial position accounts from December 31, 2024 to December 31, 2025 were as follows:
•Cash and cash equivalents were $197.0 million as compared to $159.8 million as of December 31, 2024, an increase of $37.2 million, or 23.3%. This increase was primarily due to our cash flows provided by operations and $14.2 million in proceeds from the sale fixed assets primarily related to the sale of our Price Road facility, partially offset by $52.4 million in share repurchases and $30.1 million in capital expenditures, as well as the effect of net financing and investing activity outflows during the year.
•Accounts receivable, net decreased 3.5% to $130.6 million as of December 31, 2025, from $135.3 million as of December 31, 2024. The decrease from year-end was primarily due to a decrease in sales across our segments and a $1.0 million decrease in VAT receivable, partially offset by a $0.5 million increase in current taxes receivable.
•Inventories, net decreased 12.2% to $125.0 million as of December 31, 2025, from $142.3 million as of December 31, 2024. primarily driven by reductions in raw materials and finished goods inventories, partially offset by higher levels of work-in-process inventory.

(Dollars in millions)	Year Ended December 31,
Key Cash Flow Measures:	2025	2024
Net cash provided by operating activities	$101.2	$127.1
Net cash used in investing activities	(14.8)	(45.6)
Net cash used in financing activities	(53.9)	(50.1)
In 2026, we expect capital spending to be in the range of approximately $30.0 million to $40.0 million, of which we are contractually committed to $4.7 million as of December 31, 2025. We plan to fund our capital spending in 2026 with cash from operations and cash on-hand.
Excluding $2.9 million of inventory purchase commitments, there are no contractual obligations requiring material cash requirements in 2026 and beyond, excluding those already noted, including those related to our outstanding borrowings under our revolving credit facility, our operating and finance lease obligations and our pension benefit and other postretirement benefit obligations, which are discussed in “Note 9 – Revolving Credit Facility ,” “Note 6 – Leases” and “Note 8 – Postretirement Benefits,” to “Item 8. Financial Statements and Supplementary Data,” respectively.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Restriction on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of December 31, 2025. For additional information regarding the Fifth Amended Credit Agreement, refer to “Note 9 – Revolving Credit Facility ” to “Item 8. Financial Statements and Supplementary Data.”
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and believe that appropriate reserves have been established using reasonable methodologies and appropriate assumptions based on facts and circumstances that are known; however, actual results may differ from these estimates under different assumptions or conditions. Certain accounting policies may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. A summary of our critical accounting policies and estimates is presented below:
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
As of December 31, 2025, the estimated liabilities and estimated insurance recoveries for all current and future indemnity and defense costs projected through 2064 were $57.4 million and $52.8 million, respectively.

Goodwill
Goodwill is evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, we perform a quantitative impairment test for that reporting unit. We also have the option to bypass the qualitative analysis for any reporting unit and proceed directly to performing a quantitative impairment test. The application of the quantitative assessment requires significant judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.
In recent years, management's annual goodwill impairment assessments had been qualitative assessments for all reporting units. During the second quarter of 2025, changing market competition and supply dynamics impacted our curamik® reporting unit, which resulted in reduced demand forecasts for short and mid-term net sales and gross margin for the reporting unit, creating a triggering event that required an interim quantitative impairment assessment. The interim quantitative assessment resulted in the recognition of a non-cash impairment charge to our curamik® reporting unit’s goodwill of $67.3 million, which represents a full impairment. In connection with management’s annual assessment in 2025, management elected to bypass a qualitative assessment and perform a quantitative assessment for all reporting units with a remaining goodwill balance. No additional impairments were recorded as a result of such assessments. For additional information, refer to “Note 7 – Goodwill and Intangible Assets”.
The application of the quantitative assessment requires significant judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit for which a quantitative assessment is performed. We estimate the fair value of each of our reporting units using either an income approach based on the present value of future cash flows through a multi-year discounted cash flow analysis or using an estimated weighting between both an income approach and market approach. Determination of fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, cost of sales, gross margin and operating margin, discount rates, terminal growth rates, future market conditions, and market multiples, among others. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. We assessed the assumptions used in the quantitative impairment assessment to be reasonable and consistent with assumptions that would have been used by other market participants. For additional information, refer to “Note 7 – Goodwill and Intangible Assets” to “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
•Foreign Currency Risk
Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we operate. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the euro, the Chinese renminbi, the British pound, the Japanese yen, the South Korean won and certain other currencies. We seek to mitigate exposure to variability in currency exchange rates, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further seek to mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks in specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2025, a 10% strengthening of the U.S. dollar relative to other currencies would have resulted in a decrease to net sales and net income of approximately $38.9 million and $1.2 million, respectively, while a 10% weakening of the U.S. dollar relative to other currencies would have resulted in an increase to net sales and net income of approximately $47.6 million and $1.7 million, respectively. These impacts are not reflective of the effects of our foreign currency forward contracts.
•Interest Rate Risk
As of December 31, 2025, we had no borrowings outstanding under our revolving credit facility. The interest charged on these borrowings fluctuates with movements in the benchmark SOFR. As of December 31, 2025, the interest rate on our revolving credit facility was 5.64%, and a 100-basis point increase in SOFR would have had no impact for the year ended December 31, 2025 as there were no borrowings on the revolver during the year.
•Commodity Risk
We are subject to fluctuations in the cost of raw materials used to manufacture our materials and products. In particular, we are exposed to market fluctuations in commodity pricing as we utilize certain materials, such as copper and ceramic, which are key materials in certain of our products. In order to minimize the risk of market-driven price changes in these commodities, we utilize hedging strategies to insulate us against price fluctuations of copper, the most frequently used commodity in our manufacturing processes. We currently do not use hedging strategies to minimize the risk of price fluctuations on other commodity-based raw materials; however, we regularly review such strategies to hedge market risk on an ongoing basis.
For additional discussion, refer to “Note 3 – Derivatives and Hedging” to “Item 8. Financial Statements and Supplementary Data.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rogers Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Rogers Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Asbestos-Related Liabilities and Insurance Recoverables
As described in Notes 1 and 10 to the consolidated financial statements, the Company's consolidated asbestos-related liabilities and asbestos-related insurance recoverables balances were $57.4 million and $52.8 million, respectively, as of December 31, 2025. Management reviews the asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time management would analyze these projections. Management recognizes a liability for asbestos-related contingencies that are probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, management records asbestos-related insurance recoverables that are deemed probable. Management's estimates of asbestos-related contingent liabilities and related insurance recoverables are based on a claim projection analysis and an insurance usage analysis, prepared annually by third parties. The claim projection analysis contains numerous assumptions, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
The principal considerations for our determination that performing procedures relating to asbestos-related liabilities and insurance recoverables is a critical audit matter are (i) the significant judgment by management when determining the asbestos-related liabilities and insurance recoverables; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates used in the claim projection analysis; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the asbestos-related liabilities and insurance recoverables. These procedures also included, among others (i) testing management's process for determining the asbestos-related liabilities and insurance recoverables estimates; (ii) evaluating the appropriateness of the claim projection and insurance usage estimates methodologies; (iii) testing the completeness and accuracy of the underlying data used in the estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates. Professionals with specialized skill and knowledge were used to assist in evaluating management's estimates methodologies and the significant assumptions related to the number of claims that might be received, type and severity of the disease alleged by each claimant, average indemnity costs, average defense costs, and dismissal rates.
Interim Goodwill Impairment Assessment - curamik® Reporting Unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $303.4 million as of December 31, 2025. Goodwill is evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired. In the second quarter of 2025, management concluded that an impairment assessment was required as the fair value of the curamik® reporting unit was more likely than not less than its carrying value based on multiple triggering events. The quantitative goodwill impairment assessment performed over the curamik® reporting unit consisted of a fair value calculation which combined an income approach using the discounted cash flow method and a market approach using the guideline public company method, weighted at 50% each, which was then compared with the reporting unit’s carrying value. Determination of fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, cost of sales, gross margin and operating margin, discount rate, terminal growth rate, future market conditions, and market multiples of earnings before interest, tax, depreciation, and amortization (“EBITDA”) for a group of benchmark companies, among others. As a result, management recorded non-cash impairment charges to the curamik® reporting unit’s goodwill of $67.3 million. The curamik® reporting unit had no remaining goodwill as of December 31, 2025.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the curamik® reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the curamik® reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections for cost of sales and the discount rate used in the discounted cash flow method, and market multiples of EBITDA for a group of benchmark companies used in the guideline public company method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the curamik® reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the curamik® reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method and the guideline public company method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method and the guideline public company method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projections for cost of sales and discount rate used in the discounted cash flow method and market multiples of EBITDA for a group of benchmark companies used in the guideline public company method. Evaluating management’s assumption related to projections for cost of sales involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the curamik® reporting unit; (ii) the consistency with external market data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and the guideline public company method; (ii) testing the completeness and accuracy of underlying data used in the guideline public company method; and (iii) the reasonableness of the discount rate assumption for the discounted cash flow method and the reasonableness of the market multiples of EBITDA for a group of benchmark companies for the guideline public company method.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 19, 2026

We have served as the Company’s auditor since 2015.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the fiscal years in the three-year period ended December 31, 2025

(Dollars and shares in millions, except per share amounts)	2025	2024	2023
Net sales	$810.8	$830.1	$908.4
Cost of sales	554.0	553.0	601.3
Gross margin	256.8	277.1	307.1

Selling, general and administrative expenses	176.6	193.4	202.3
Research and development expenses	28.1	34.6	35.7
Restructuring and impairment charges	97.1	24.1	16.9
Other operating (income) expense, net	—	0.1	(33.1)
Operating income (loss)	(45.0)	24.9	85.3

Equity income in unconsolidated joint ventures	—	1.4	1.8
Other income (expense), net	(0.9)	8.8	(0.7)
Interest income (expense), net	0.8	(0.8)	(10.1)
Income (loss) before income taxes	(45.1)	34.3	76.3
Income tax expense	16.7	8.2	19.7
Net income (loss)	$(61.8)	$26.1	$56.6

Basic earnings (loss) per share	$(3.40)	$1.40	$3.04
Diluted earnings (loss) per share	$(3.40)	$1.40	$3.03

Shares used in computing:
Basic earnings (loss) per share	18.2	18.6	18.6
Diluted earnings (loss) per share	18.2	18.6	18.7
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the fiscal years in the three-year period ended December 31, 2025

(Dollars in millions)	2025	2024	2023
Net income (loss)	$(61.8)	$26.1	$56.6

Foreign currency translation adjustment	47.2	(29.9)	18.8
Pension and other postretirement benefits:
Actuarial net gain (loss) incurred, net of tax (Note 2)	0.8	0.7	(0.4)
Pension settlement charges, net of tax (Note 2)	—	—	0.1
Amortization of loss, net of tax (Note 2)	0.2	0.3	0.3
Other comprehensive income (loss)	48.2	(28.9)	18.8
Comprehensive income (loss)	$(13.6)	$(2.8)	$75.4
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(Dollars and share amounts in millions, except par value of capital stock)	2025	2024
Assets
Current assets
Cash and cash equivalents	$197.0	$159.8
Accounts receivable, net	130.6	135.3
Contract assets	27.9	23.7
Inventories, net	125.0	142.3
Asbestos-related insurance recoverables, current portion	4.7	4.3
Other current assets	14.8	28.5
Total current assets	500.0	493.9
Property, plant and equipment, net of accumulated depreciation	372.4	365.1
Operating lease right-of-use assets	19.2	24.1
Goodwill	303.4	357.6
Intangible assets, net of accumulated amortization	99.3	110.3
Asbestos-related insurance recoverables, non-current portion	48.1	48.0
Deferred income taxes	67.0	61.5
Other long-term assets	20.5	20.6
Total assets	$1,429.9	$1,481.1
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$42.9	$48.1
Accrued employee benefits and compensation	43.2	41.5
Accrued income taxes payable	10.2	7.7
Operating lease obligations, current portion	3.9	4.0
Asbestos-related liabilities, current portion	5.5	5.4
Other accrued liabilities	20.4	16.8
Total current liabilities	126.1	123.5
Operating lease obligations, non-current portion	17.9	20.6
Asbestos-related liabilities, non-current portion	51.9	52.1
Non-current income tax	4.8	5.7
Deferred income taxes	17.7	18.0
Other long-term liabilities	15.8	9.6
Commitments and contingencies (Note 6 and Note 10)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 17.8 and 18.5 shares issued and outstanding, respectively	17.8	18.5
Additional paid-in capital	105.7	147.3
Retained earnings	1,119.3	1,181.1
Accumulated other comprehensive loss	(47.1)	(95.3)
Total shareholders' equity	1,195.7	1,251.6
Total liabilities and shareholders' equity	$1,429.9	$1,481.1
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the fiscal years in the three-year period ended December 31, 2025

(Dollars and share amounts in millions)	2025	2024	2023
Capital Stock
Balance, beginning of period	$18.5	$18.6	$18.6
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	0.1	—
Shares repurchased	(0.7)	(0.2)	—
Balance, end of period	17.8	18.5	18.6
Additional Paid-In Capital
Balance, beginning of period	147.3	151.8	140.7
Shares issued for vested restricted stock units, net of shares withheld for taxes	(1.4)	(1.5)	(3.2)
Shares issued for employee stock purchase plan	1.2	1.5	—
Equity compensation expense	10.9	15.1	14.3
Shares repurchased, including excise tax	(52.3)	(19.6)	—
Balance, end of period	105.7	147.3	151.8
Retained Earnings
Balance, beginning of period	1,181.1	1,155.0	1,098.4
Net income (loss)	(61.8)	26.1	56.6
Balance, end of period	1,119.3	1,181.1	1,155.0
Accumulated Other Comprehensive Loss
Balance, beginning of period	(95.3)	(66.4)	(85.2)
Other comprehensive income (loss)	48.2	(28.9)	18.8
Balance, end of period	(47.1)	(95.3)	(66.4)
Total Shareholders’ Equity	$1,195.7	$1,251.6	$1,259.0
The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2025

(Dollars in millions)	2025	2024	2023
Operating Activities:
Net income (loss)	$(61.8)	$26.1	$56.6
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	54.3	49.4	51.1
Equity compensation expense	10.9	15.1	14.3
Deferred income taxes	(6.7)	(17.3)	(3.6)
Equity in undistributed income of unconsolidated joint ventures	—	(1.4)	(1.8)
Dividends received from unconsolidated joint ventures	—	2.5	4.3
Gain on JV Separation Agreement transactions	—	(7.7)	—
Gain on sale of business	—	—	(0.7)
(Gain) loss on sale or disposal of property, plant and equipment	—	0.1	(2.6)
Impairment charges	73.7	7.9	—
Other non-cash charges, net	(0.2)	2.5	0.6
Changes in assets and liabilities:
Accounts receivable	10.8	19.0	(10.8)
Proceeds from insurance related to operations	—	4.1	25.6
Contract assets	(2.3)	20.2	(5.9)
Inventories, net	23.4	7.5	28.3
Other current assets	1.0	2.8	4.2
Accounts payable and other accrued expenses	0.8	4.0	(26.6)
Other, net	(2.7)	(7.7)	(1.6)
Net cash provided by operating activities	101.2	127.1	131.4

Investing Activities:
Capital expenditures	(30.1)	(56.1)	(57.0)
Disposition of business	—	—	1.7
Net cash from JV Separation Agreement transactions	—	8.1	—
Proceeds from the sale of marketable equity securities	1.3	1.5	—
Purchases of marketable equity securities	(0.2)	(0.5)	—
Proceeds from the sale of property, plant and equipment, net	14.2	1.4	5.6
Proceeds from insurance claims	—	—	1.8
Net cash used in investing activities	(14.8)	(45.6)	(47.9)

Financing Activities:
Repayment of debt principal and finance lease obligations	(1.3)	(30.4)	(185.4)
Line of credit issuance costs	—	—	(1.7)
Payments of taxes related to net share settlement of equity awards	(1.4)	(1.4)	(3.2)
Proceeds from issuance of shares to employee stock purchase plan	1.2	1.5	—
Share repurchases	(52.4)	(19.8)	—
Net cash used in financing activities	(53.9)	(50.1)	(190.3)

Effect of exchange rate fluctuations on cash	4.7	(3.3)	2.6

Net increase (decrease) in cash and cash equivalents	37.2	28.1	(104.2)
Cash and cash equivalents at beginning of period	159.8	131.7	235.9
Cash and cash equivalents at end of period	$197.0	$159.8	$131.7

Supplemental Disclosures:
Accrued capital additions	$3.7	$8.4	$5.9
Cash paid during the year for:
Interest, net of amounts capitalized	$1.2	$1.7	$10.4
Income taxes, net of refunds	$20.8	$19.5	$6.9
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, after elimination of intercompany balances and transactions. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization
Our reporting structure is comprised of three operating segments: AES, EMS and Other.
Advanced Electronics Solutions
Our AES operating segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, automotive (e.g., ADAS), aerospace and defense (e.g., antenna systems, communication systems and phased array radar systems), renewable energy (e.g., wind and solar), wireless infrastructure (e.g., power amplifiers, antennas and small cells), mass transit, industrial (e.g., variable frequency drives), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and internet protocol infrastructure) markets. We believe these materials have characteristics that offer performance and other functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. AES products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our AES products include: curamik®, ROLINX®, RO4000® Series, RO3000® Series, RT/duroid®, CLTE Series®, TMM®, AD Series®, DiClad® Series, CuClad® Series, Kappa®, COOLSPAN®, TC Series®, IsoClad® Series, MAGTREX®, IM Series™, 2929 Bondply, SpeedWave® Prepreg, RO4400™/RO4400T™ Series and Radix™. As of December 31, 2025, our AES operating segment had manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Eschenbach, Germany; Suzhou, China; Budapest, Hungary; and Evergem, Belgium.
Elastomeric Material Solutions
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive and aerospace and defense markets. We believe these materials have characteristics that offer functional advantages in many market applications, which serve to differentiate our products from other commonly available materials. EMS products are sold globally to converters, fabricators, distributors and OEMs. Trade names for our EMS products include: PORON®, BISCO®, DeWAL®, ARLON®, eSorba®, XRD®, Silicone Engineering and R/bak®. As of December 31, 2025, our EMS operating segment had manufacturing and administrative facilities in Rogers, Connecticut; Woodstock, Connecticut; Bear, Delaware; Carol Stream, Illinois; Narragansett, Rhode Island; Evergem, Belgium; Blackburn, England; Ansan, South Korea; and Suzhou, China.
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
Accounts Receivable
Our accounts receivable, net line item in the consolidated statements of financial position include trade receivables, insurance receivables, tax receivables and other miscellaneous receivables.
Allowance for Credit Losses
The allowance for credit losses is determined based on a variety of factors that affect the potential collectability of the related receivables, including the length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established based on the criteria previously mentioned. The remainder of the reserve is based on our estimates and takes into consideration historical trends, market conditions and the composition of our customer base.
Inventories
Inventories are stated at the lower of cost and net realizable value with costs determined primarily on a first-in, first-out basis. We record allowances for estimated losses due to excess, obsolete and slow-moving inventory that is determined for groups of products based on purchases in the recent past and/or expected future demand, as well as market conditions, design cycles and other economic factors. Abnormal amounts of idle facility expense and waste are not capitalized in inventory. The allocation of fixed production overheads to the inventory cost is based on the normal capacity of the production facilities.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost. For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the underlying assets:

Property, Plant and Equipment Classification	Estimated Useful Lives
Buildings and improvements	30-40 years
Machinery and equipment	5-15 years
Office equipment and software costs	3-15 years
Software Costs
We capitalize certain internal and external costs of computer software developed or obtained for internal use, principally related to software coding, software configuration, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from 3 years to 15 years. Our capitalized software and development costs contained in the “Property, plant and equipment, net” line item in the consolidated statements of financial position, as of December 31, 2025 and 2024, consisted of the following:

(Dollars in millions)	2025	2024
Capitalized software in-service	$77.4	$13.8
Accumulated depreciation	(17.9)	(12.7)
Capitalized software in-process	8.7	57.5
Capitalized software, net	$68.2	$58.6

The December 31, 2025 and 2024 balances were almost entirely attributable to our multi-year implementation of a new global ERP system expected to occur in phases over the next several years, which will be depreciated through 2040.
Our capitalized cloud computing arrangements contained in the “Other long-term assets” and “Other current assets” line items in the consolidated statements of financial position, as of December 31, 2025 and 2024, consisted of the following:

(Dollars in millions)	2025	2024
Capitalized cloud software in-service	$9.7	$7.6
Accumulated amortization	(3.5)	(1.6)
Capitalized cloud software, net	$6.2	$6.0
Leases
We determine whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Leases are classified as finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization of the right-of-use asset and interest expense recognized based on an effective interest method for finance leases, or as a single lease cost recognized on a straight-line basis over the term of the lease for operating leases.
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
Goodwill
We have made acquisitions over the years that included the recognition of goodwill and intangible assets. Intangible assets are classified into three categories: (1) goodwill; (2) intangible assets with definite lives subject to amortization; and (3) intangible assets with indefinite lives not subject to amortization. Intangible assets can include items such as trademarks and trade names, licensed technology, customer relationships and covenants not to compete, among other things. Each definite-lived intangible asset is amortized over its respective economic useful life using the economic attribution method.
Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, we perform a quantitative impairment test for that reporting unit. We also have the option to bypass the qualitative analysis for any reporting unit and proceed directly to performing a quantitative impairment test.
Refer to “Note 7 – Goodwill and Intangible Assets” for additional information.
Intangible Assets
Definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The recoverability test involves comparing the estimated sum of the undiscounted cash flows for each definite-lived intangible asset to its respective carrying value. If a definite-lived intangible asset’s carrying value is greater than the sum of its undiscounted cash flows, then the definite-lived intangible asset’s carrying value is compared to its estimated fair value and an impairment charge is recognized for the excess and charged to operations. The application of the recoverability test requires significant judgment, including the identification of the asset group and determination of undiscounted cash flows and fair value of the underlying definite-lived intangible asset. Determination of estimated future undiscounted cash flows is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, cost of sales, gross margin and operating margin and future market conditions, among others. Fair value is primarily based on income approaches using discounted cash flow models, which have significant assumptions. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions.
There were no impairment charges resulting from our definite-lived intangible assets impairment analysis for the year ended December 31, 2025. Our EMS and curamik® reporting units had definite-lived intangible assets of $97.6 million and $1.7 million, respectively, as of December 31, 2025.

The useful life determination for each definite-lived intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
Pension and Other Postretirement Benefits
We sponsor one defined benefit pension plan, the Union Plan, which covers certain union employees, and we sponsor multiple fully insured or self-funded medical plans and fully insured life insurance plans for retirees. The Union Plan was frozen in 2013 so that future benefits no longer accrue. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, long-term rates of return on plan assets, mortality rates, and other factors. The assumptions used in these models are determined as follows: (i) the discount rate used is based on the PruCurve bond index; (ii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns; and (iii) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations. We determine these assumptions based on consultation with outside actuaries and investment advisors. Any changes in these assumptions could have a significant impact on our assets and liabilities. We review these assumptions periodically throughout the year and update as necessary.
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
We review our asbestos-related projections annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these projections. We believe the assumptions made on the potential exposure and expected insurance coverage are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Our estimates of asbestos-related contingent liabilities and asbestos-related insurance recoverables are based on a claim projection analysis and an insurance usage analysis prepared annually by third parties. The claim projection analysis contains numerous assumptions, including number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, average indemnity costs, average defense costs, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these assumptions are subject to even greater uncertainty as the projection period lengthens. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements.
We believe the assumptions used in our models for determining our potential exposure and related insurance coverage are reasonable at the present time, but such assumptions are inherently uncertain. Given the inherent uncertainty in making projections, we plan to re-examine periodically the assumptions used in the projections of current and future asbestos claims, and we will update them, if needed, based on our experience, changes in the assumptions underlying our models, and other relevant factors, such as changes in the tort system. Our accrued asbestos liabilities may not approximate our actual asbestos-related indemnity and defense costs, and our accrued insurance recoverables may not be realized. We believe that it is reasonably possible that we may incur additional charges for our asbestos liabilities and defense costs in the future that could exceed existing reserves and insurance recoverables.
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
Fair Value of Financial Instruments
Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the maturities of these instruments. The fair value of our borrowings under our revolving credit facility are determined using discounted cash flows based upon our estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. Based on our credit characteristics as of December 31, 2025, borrowings would generally bear interest at SOFR plus 162.5 basis points. As the current borrowings under the Fifth Amended Credit Agreement bear interest at adjusted 1-month SOFR plus 162.5 basis points, we believe the carrying value of our borrowings approximates fair value.
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
For those derivative instruments that qualify for hedge accounting treatment, if the hedge is highly effective, all changes in the fair value of the derivative hedging instrument are recorded as a component of “Other comprehensive income (loss)” in the consolidated statements of comprehensive income (loss), with the derivative hedging instrument impacts being reclassified to earnings when the hedged item impacts earnings. For those derivative instruments that do not qualify for hedge accounting treatment, any related gains and losses are recognized as a component of the “Other income (expense), net” line item in the consolidated statements of operations. For additional information, refer to “Note 3 – Derivatives and Hedging.”
Concentration of Credit and Investment Risk
We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. As of December 31, 2025 and 2024, there were no customers that individually accounted for more than 10% of total accounts receivable. We did not experience significant credit losses on customers’ accounts in 2025, 2024 or 2023.
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

We invest excess cash principally in demand deposit accounts and bank time deposits with investment grade related counterparties. We have established guidelines relative to diversification and maturities in order to maintain safety and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions.
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
Equity Compensation
Equity compensation consists of expense related to restricted stock units, deferred stock units and our employee stock purchase plan.
Performance-based restricted stock unit compensation expense is based on achievement of both market and service conditions. The fair value of these awards is determined based on a Monte Carlo simulation valuation model on the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. In addition to awards with market conditions, we also grant performance‑based restricted stock units that include performance conditions linked to Company financial or operational metrics. Compensation cost for these awards is measured based on the grant‑date fair value of the underlying shares and is recognized only when achievement of the performance condition is considered probable. Expense is recognized on a straight‑line basis over the requisite service period for the number of awards expected to vest. If our assessment of the probability of achieving the performance condition changes, we record a cumulative adjustment to compensation expense in the period of change. No compensation cost is recognized for awards that are not expected to vest. We account for forfeitures as they occur.

Time-based restricted stock unit compensation expense is based on the achievement of only service conditions. The fair value of these awards is determined based on the market value of the underlying stock price on the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period.
Deferred stock units, which are granted to non-management directors, generally vest at the one-year anniversary of the award, subject to continuous service. The fair value of these awards is determined based on the market value of the underlying stock price on the grant date. The compensation related to these grants is expensed over the service period of the award.
We also maintain an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of our capital stock at a discount. The ESPP is considered a compensatory plan under ASC 718. The fair value of the ESPP award is measured at the beginning of each offering period using the Black‑Scholes option‑pricing model, which considers the plan’s purchase discount, expected term, expected volatility, risk‑free interest rate and expected dividend yield, as well as any look‑back provisions. Compensation expense for the ESPP is recognized on a straight‑line basis over the applicable offering period and is based on the number of shares estimated to be purchased under the plan.
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
Advertising Costs
Advertising costs are expensed as incurred and included in the "Selling, general and administrative expenses” line item in the consolidated statements of operations, amounted to $2.9 million, $2.8 million, and $3.5 million in 2025, 2024 and 2023, respectively.

Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for each of the fiscal years in the two-year period ended December 31, 2025 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2023	$(56.8)	$(9.6)	$(66.4)
Other comprehensive income (loss) before reclassifications	(26.9)	0.7	(26.2)
Amounts reclassified to earnings	(3.0)	0.3	(2.7)
Net other comprehensive income (loss)	(29.9)	1.0	(28.9)
Balance as of December 31, 2024	(86.7)	(8.6)	(95.3)
Other comprehensive income (loss) before reclassifications	47.2	0.8	48.0
Amounts reclassified to earnings	—	0.2	0.2
Net other comprehensive income (loss)	47.2	1.0	48.2
Balance as of December 31, 2025	$(39.5)	$(7.6)	$(47.1)
(1) Net of taxes of $1.2 million, $1.5 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The reclassification of impacts to the consolidated statements of operations for our pension and other postretirement benefits amortization in 2025 and 2024 were as follows:

(Dollars in millions)	Financial Statement Line Item	2025	2024
Amortization of loss(1)	Other income (expense), net	(0.2)	(0.5)
Income tax (expense) benefit	Income tax (expense) benefit	—	0.2
Net income (loss)	Net income (loss)	$(0.2)	$(0.3)
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
As of December 31, 2025, we did not have any derivative contracts that qualified for hedge accounting treatment.
Derivative instrument gains and losses are recorded as income or expense in the “Other income (expense), net” line item in the consolidated statements of operations. For the financial statement impacts, refer to Other Income (Expense), net table in “Note 14 – Supplemental Financial Information.”
Foreign Currency
In 2025, we entered into U.S. dollar, euro, South Korean won, Hungarian forint and Japanese yen forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in the consolidated statements of operations in the period in which the adjustment occurred.

As of December 31, 2025, the notional values of these foreign currency forward contracts were as follows:

(Amounts in millions)
Buy/Sell	Maturity Date	Notional Amount (Buy/Sell)
USD/CNY	February 03, 2026	$55.8 / ¥392.0
EUR/USD	February 03, 2026	€11.8 / $13.9
Commodity
As of December 31, 2025, we had 12 outstanding contracts to hedge exposure related to the purchase of copper in our AES operating segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in the consolidated statements of operations in the period in which the adjustment occurred.
As of December 31, 2025, the volumes of our copper contracts outstanding were as follows:

(Volume in ones, notional in millions)
Contract Period	Volume	Notional Amount
January 2026 - March 2026	69 metric tons per month	$2.0
April 2026 - June 2026	69 metric tons per month	$2.0
July 2026 - September 2026	69 metric tons per month	$2.1
October 2026 - December 2026	69 metric tons per month	$2.3
Effects on Financial Statements
The following table presents the impact from these instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

		Years Ended December 31,
(Dollars in millions)	Financial Statement Line Item	2025	2024	2023
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(1.6)	$(0.2)	$1.0
Copper Derivatives Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$1.5	$(0.4)	$(0.6)
The fair values of derivative instruments measured at fair value on a recurring basis, categorized by contract type and level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total(1)
Copper derivative contracts	$—	$1.2	$—	$1.2

	Derivative Instruments at Fair Value as of December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total(1)
Copper derivative contracts	$—	$0.2	$—	$0.2
(1) All balances were recorded in the “Other current assets” or the “Other accrued liabilities” line items in the consolidated statements of financial position.

Note 4 – Balance Sheet Items
Accounts Receivable
The “Accounts receivable, net” line item in the consolidated statements of financial position, as of December 31, 2025 and 2024, consisted of the following:

(Dollars in millions)	2025	2024
Accounts receivable - trade	$121.2	$125.1
Allowance for credit losses	(1.3)	(1.5)
Accounts receivable - other	10.7	11.7
Total accounts receivable, net	$130.6	$135.3
Contract Assets
We had contract assets primarily related to unbilled revenue for revenue recognized related to products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” line item in the consolidated statements of financial position. We did not have any contract liabilities as of December 31, 2025 or 2024. No impairment losses were recognized in 2025, 2024 or 2023 on any contract assets arising from our contracts with customers. Our contract assets by operating segment as of December 31, 2025 and 2024, were as follows:

(Dollars in millions)	2025	2024
Advanced Electronics Solutions	$24.0	$18.9
Elastomeric Material Solutions	0.1	0.7
Other	3.8	4.1
Total contract assets	$27.9	$23.7
Inventories
The “Inventories, net” line item in the consolidated statements of financial position, as of December 31, 2025 and 2024, consisted of the following:

(Dollars in millions)	2025	2024
Raw materials	$51.9	$62.7
Work-in-process	42.3	41.7
Finished goods	30.8	37.9
Total inventories, net	$125.0	$142.3
Accounts Payable
The “Accounts payable” line item in the consolidated statements of financial position, as of December 31, 2025 and 2024, consisted of the following:

(Dollars in millions)	2025	2024
Accounts payable - trade	$41.3	$45.6
Accounts payable - other	1.6	2.5
Total accounts payable	$42.9	$48.1

Long-Lived Assets by Geographic Area
Our long-lived assets(1) by geographic area, as of December 31, 2025 and 2024, were as follows:

(Dollars in millions)	2025	2024
U.S.	$367.9	$375.5
England	166.6	159.6
China	100.8	107.6
Germany	76.8	136.4
Other	82.2	78.0
Total long-lived assets	$794.3	$857.1
(1) Long-lived assets are based on the location of the asset and are comprised of goodwill, intangible assets, property, plant and equipment and right-of-use assets.
Note 5 – Property, Plant and Equipment
The “Property, plant and equipment, net” line item in the consolidated statements of financial position, as of December 31, 2025 and 2024, consisted of the following:

(Dollars in millions)	2025	2024
Land and improvements	$16.8	$16.1
Buildings and improvements	199.0	189.3
Machinery and equipment	386.2	367.6
Office equipment and software costs	132.0	69.1
Property plant and equipment, gross	734.0	642.1
Accumulated depreciation	(422.1)	(390.8)
Property, plant and equipment, net	311.9	251.3
Construction in process	60.5	113.8
Total property, plant and equipment, net	$372.4	$365.1
The depreciation expense and impairment charges related to property, plant and equipment in 2025, 2024 and 2023, were as follows:

(Dollars in millions)	2025	2024	2023
Depreciation expense	$43.3	$37.0	$37.7
Impairment charges	$—	$7.9	$—
For additional information related accelerated depreciation for the years ended 2025, 2024 and 2023 and the impairment charges noted above, refer to “Note 14 – Supplemental Financial Information.”
Note 6 – Leases
Finance Leases
We have finance leases primarily related to manufacturing equipment. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities was $8.1 million, $0.1 million and $0.1 million for 2025, 2024 and 2023, respectively. Our expenses and payments for finance leases in 2025, 2024 and 2023, were as follows:

(Dollars in millions)	2025	2024	2023
Amortization expense of finance lease right-of-use assets	$1.5	$0.5	$0.6
Interest expense on finance lease obligations	$(0.4)	$(0.1)	$(0.1)
Payments on finance lease obligations	$1.7	$0.4	$0.4
Operating Leases
We have operating leases primarily related to manufacturing facilities and vehicles. Our new leases in 2025 and 2024 were primarily related to facility expansion. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities was $0.7 million, $6.0 million and $9.6 million for 2025, 2024 and 2023, respectively. Our expenses and payments for operating leases in 2025, 2024 and 2023, were as follows:

(Dollars in millions)	2025	2024	2023
Operating leases expense	$5.8	$5.3	$4.1
Short-term leases expense	$0.7	$0.8	$0.7
Payments on operating lease obligations	$5.7	$4.9	$4.0
Lease Balances in Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the consolidated statements of financial position, as of December 31, 2025 and 2024, were as follows:

(Dollars in millions)	Financial Statement Line Item	2025	2024
Finance lease right-of-use assets	Property, plant and equipment, net of accumulated depreciation	$8.6	$1.1
Operating lease right-of-use assets	Operating lease right-of-use assets	$19.2	$24.1

Finance lease obligations, current portion	Other accrued liabilities	$1.4	$0.4
Finance lease obligations, non-current portion	Other long-term liabilities	$7.4	$0.8
Total finance lease obligations		$8.8	$1.2

Operating lease obligations, current portion	Operating lease obligations, current portion	$3.9	$4.0
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$17.9	$20.6
Total operating lease obligations		$21.8	$24.6
Lease Impairment
Long-lived assets, including lease right-of-use assets, are evaluated for recoverability whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. As a result of triggering events identified for our Mexico facility lease during the fourth quarter of 2025, we tested the lease right-of-use asset for recoverability by comparing the estimated future undiscounted cash flows of the asset group to its carrying value and concluded that a quantitative impairment assessment was required.
Based on our quantitative impairment assessment, we concluded our Mexico facility lease right-of-use asset’s carrying value exceeded its estimated fair value. As a result, we recorded a non-cash impairment charge to the lease right-of-use asset of $1.9 million. The impairment charges was recorded in the “Restructuring and impairment charges” line item in the consolidated statements of operations.
Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the future minimum lease payments as of December 31, 2025:

(Dollars in millions)	Finance	Operating
2026	$1.8	$5.1
2027	1.6	4.2
2028	1.5	3.3
2029	1.4	3.2
2030	1.3	3.1
Thereafter	2.7	7.8
Total lease payments	10.3	26.7
Less: Interest	(1.5)	(4.9)
Present Value of Future Minimum Lease Payments	$8.8	$21.8

There were no executed leases with future commencement dates as of December 31, 2025.
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	2025	2024
Weighted Average Remaining Lease Term
Finance leases	6.7 years	3.4 years
Operating leases	6.4 years	7.3 years
Weighted Average Discount Rate
Finance leases	4.70%	4.33%
Operating leases	5.55%	5.63%
Note 7 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ended December 31, 2025, by operating segment, were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2024	$113.6	$241.8	$2.2	$357.6
Impairment	(67.3)	—	—	(67.3)
Foreign currency translation adjustment	5.4	7.7	—	13.1
December 31, 2025	$51.7	$249.5	$2.2	$303.4
Intangible Assets
The carrying amount of intangible assets were as follows:

	2025				2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$180.9	$—	$105.6	$75.3	$175.9	$96.1	$79.8
Technology	79.4	—	67.2	12.2	75.6	60.6	15.0
Trademarks and trade names	20.1	—	8.3	11.8	19.1	7.7	11.4
Total definite-lived intangible assets	280.4	—	181.1	99.3	270.6	164.4	106.2
Indefinite-lived intangible asset	4.5	4.5	—	—	4.1	—	4.1
Total intangible assets	$284.9	$4.5	$181.1	$99.3	$274.7	$164.4	$110.3
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
The amortization expense related to intangible assets in 2025, 2024 and 2023, was as follows:

(Dollars in millions)	2025	2024	2023
Amortization expense	$11.0	$12.4	$13.4
For additional information related to the impairment charges, refer to “Note 14 – Supplemental Financial Information.” The estimated annual future amortization expense is $10.7 million, $10.3 million, $8.0 million, $7.6 million and $7.2 million in 2026, 2027, 2028, 2029 and 2030, respectively. These amounts could vary based on changes in foreign currency exchange rates.

The weighted average amortization period as of December 31, 2025, by definite-lived intangible asset class, were as follows:

Definite-Lived Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	6.7 years
Technology	2.7 years
Trademarks and trade names	8.7 years
Total definite-lived intangible assets	6.4 years
Goodwill & Intangible Assets Impairments
Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, and between annual impairment assessments if events or changes in circumstances indicate the carrying value may be impaired. In the second quarter of 2025, we concluded that a quantitative impairment assessment was required as the fair value of our curamik® reporting unit, which is under our AES operating segment, was, more likely than not, less than its carrying value based on multiple triggering events, including changing market competition and supply dynamics that resulted in reduced demand forecasts for short and mid-term net sales and gross margin.
Based on our interim impairment assessment, we concluded our curamik® reporting unit’s carrying value exceeded its estimated fair value. As a result, we recorded non-cash impairment charges to our curamik® reporting unit’s goodwill and indefinite-lived intangible asset of $67.3 million and $4.5 million, respectively, which represented full impairments of each. The decline in the estimated fair value of our curamik® reporting unit during the second quarter of 2025, and the resulting impairment charges, was primarily driven by revised short-term and mid-term forecasts for net sales and gross margin expectations of our curamik® reporting unit. The impairment charges were recorded in the “Restructuring and impairment charges” line item in the consolidated statements of operations.
The application of the quantitative assessment requires significant judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit for which a quantitative assessment is performed. The quantitative goodwill and indefinite-lived intangible asset impairment assessment performed over the curamik® reporting unit consisted of a fair value calculation which combined an income approach and a market approach, weighted at 50% each, which was then compared with the reporting unit’s carrying value. The income approach uses the discounted cash flow method, which is based on the present value of future cash flows through a multi-year discounted cash flow analysis. The market approach uses the guideline public company method, which is based on market data using comparable publicly traded company multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of benchmark companies. From a market participant perspective, considerable weight would be placed on the income approach value because it relies directly on our reporting unit’s forecasted operating results and market-derived rates of return. Similarly, considerable weight would be placed on the market approach because it reflects current market pricing and earnings. Therefore, equal weight was given to the income approach and market approach, since both methods are reasonable methods to use for valuing our reporting units and neither method is more reliable than the other for these circumstances. Determination of fair value is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, cost of sales, gross margin and operating margin, discount rates, terminal growth rates, future market conditions, and market multiples, among others. We assessed the assumptions used in the quantitative impairment assessment to be reasonable and consistent with assumptions that would have been used by other market participants.
No triggering events were identified for our other reporting units in the second quarter of 2025, and therefore, interim impairment assessments were considered unnecessary.
For the annual goodwill impairment assessment, performed in the fourth quarter, we elected to forgo the qualitative assessment and perform a quantitative assessment for each reporting unit with a remaining goodwill balance. We estimated the fair value of each of our reporting units using an income approach based on the present value of future cash flows through a multi-year discounted cash flow analysis. We assessed the assumptions used in our annual quantitative impairment assessments to be reasonable and consistent with assumptions that would have been used by other market participants. The assessment resulted in the fair value of each reporting unit exceeding their carrying values and as a result there were no further impairment charges resulting from our annual goodwill impairment assessment for the year ended December 31, 2025. Our RF Solutions, EMS, and ECD reporting units had allocated goodwill of $51.7 million, $249.5 million, and $2.2 million, respectively, as of December 31, 2025. Our curamik® reporting unit had no remaining goodwill as of December 31, 2025.

Long-lived assets, including definite-lived intangible assets, property, plant and equipment and lease right-of-use assets, are evaluated for recoverability whenever events or circumstances indicate the carrying value may not be recoverable. The recoverability test is performed at the asset group level, which we have assessed to be our reporting units. As a result of triggering events identified in our curamik® reporting unit during the second quarter of 2025, discussed above, we tested long-lived assets for recoverability by comparing the estimated future undiscounted cash flows of the asset group to its carrying value. Determination of estimated future undiscounted cash flows is subjective and requires the use of significant estimates and assumptions, including financial projections for net sales, cost of sales, gross margin and operating margin and future market conditions, among others. We assessed the assumptions used in the recoverability test to be reasonable and consistent with assumptions that would have been used by other market participants.
Based on our long-lived assets recoverability test, our curamik® reporting unit, had estimated future undiscounted cash flows that exceeded its carrying value. As a result, no impairment charges to our curamik® reporting unit’s long-lived assets were recognized in the second quarter of 2025.
Note 8 – Postretirement Benefits
Pension Plan
As of December 31, 2025, we had one qualified noncontributory defined benefit pension plan: the Union Plan. The measurement date for the plan is December 31st for each respective plan year.
Plan Assets and Plan Benefit Obligations
The following table summarizes the change in Union Plan assets and changes in benefit obligations:

(Dollars in millions)	2025	2024
Change in plan assets:
Fair value of plan assets as of January 1	$25.4	$26.7
Actual return on plan assets	1.8	0.4
Benefit payments	(1.4)	(1.7)
Fair value of plan assets as of December 31	$25.8	$25.4
Change in plan benefit obligations:
Fair value of plan benefit obligations as of January 1	$19.0	$21.4
Interest cost	1.0	1.0
Actuarial (gain) loss	(0.2)	(1.7)
Benefit payments	(1.4)	(1.7)
Fair value of plan benefit obligations as of December 31	$18.4	$19.0

Amount overfunded	$7.4	$6.4
The decrease in our pension plan benefit obligations in 2025 was primarily driven by actuarial gains and benefit payments, partially offset by interest costs. The decrease in our pension plan benefit obligations in 2024 was primarily driven by actuarial gains and benefit payments, partially offset by interest costs.
The Union Plan balances reflected in the consolidated statements of financial position, as of December 31, 2025 and 2024, consisted of the following:

(Dollars in millions)	2025	2024
Assets & Liabilities:
Non-current assets	$7.4	$6.4
Net assets	$7.4	$6.4
Accumulated Other Comprehensive Loss:
Net actuarial loss	$9.3	$10.4
Accumulated other comprehensive loss	$9.3	$10.4

The PBO, ABO, and fair value of plan assets for the Union Plan, which had plan assets in excess of its PBO or ABO as of December 31, 2025 and 2024, were as follows:

(Dollars in millions)	2025	2024
Projected benefit obligation	$18.3	$19.0
Accumulated benefit obligation	$18.3	$19.0
Fair value of plan assets	$25.8	$25.4
Components of Net Periodic Benefit Cost
The components of the Union Plan’s net periodic benefit cost in 2025, 2024 and 2023, were as follows:

(Dollars in millions)	2025	2024	2023
Interest cost	$1.0	$1.0	$1.1
Expected return of plan assets	(1.3)	(1.3)	(1.4)
Amortization of net loss	0.4	0.5	0.5
Settlement	—	—	0.1
Net periodic benefit cost	$0.1	$0.2	$0.3
Plan Assumptions
The key plan assumptions for the Union Plan utilized in our annual plan measurement as of December 31, 2025 and 2024, were as follows:

	2025	2024
Weighted average assumptions used in benefit obligations:
Discount rate	5.25%	5.50%
Weighted average assumptions used in net periodic benefit costs:
Discount rate	5.50%	4.75%
Expected long-term rate of return on assets	5.20%	5.22%
The Union Plan is invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. In managing these assets and our investment strategy, we consider future cash contributions to the plan as well as the potential of the portfolio underperforming the market. We set asset allocation target ranges based on current funding status and future projections in order to mitigate the portfolio performance risk while maintaining its funded status. Fixed income securities comprise a substantial percentage of our plan assets portfolio. As of December 31, 2025 and 2024, we held approximately 90% fixed income and short-term cash securities and 10% equity securities in our portfolio.
In determining our investment strategy and calculating the net benefit cost, we utilized an expected long-term rate of return on plan assets, which was developed based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, as well as the plan’s current asset composition. To justify our assumptions, we analyzed certain data points related to portfolio performance. Based on the historical returns and the projected future returns, we determined that a target return of 5.72% is appropriate for the current portfolio.
The following table presents the fair value of the pension plan net assets by asset category and level, within the fair value hierarchy, as of December 31, 2025 and 2024:

	Fair Value of Plan Assets as of December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$0.1	$21.8	$—	$21.9
Cash	0.1	—	—	0.1
Mutual funds	2.7	—	—	2.7
Pooled separate accounts	—	0.2	—	0.2
Guaranteed deposit account	—	—	0.9	0.9
Total plan assets at fair value	$2.9	$22.0	$0.9	$25.8

	Fair Value of Plan Assets as of December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Fixed income bonds	$—	$21.6	$—	$21.6
Mutual funds	2.8	—	—	2.8
Guaranteed deposit account	—	—	1.0	1.0
Total plan assets at fair value	$2.8	$21.6	$1.0	$25.4
Cash Flows
We did not make, and were not required to make any contributions to the Union Plan in 2025, 2024, or 2023.
The benefit payments are based on the same assumptions used to measure our benefit obligations as of December 31, 2025. The following table sets forth the expected benefit payments to be paid for the Union Plan:

(Dollars in millions)	Pension Benefits/Payments
2026	$1.6
2027	$1.6
2028	$1.6
2029	$1.5
2030	$1.5
2031-2035	$6.9
Employee Savings and Investment Plan
We sponsor the RESIP, a 401(k) plan for domestic employees. In 2025, employees could defer an amount they choose, up to the annual IRS limit of $23,500. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. We match each eligible employee’s annual pre-tax contributions at a rate of 100% for the first 1% of the employee’s salary and 50% for the next 5% of each employee’s salary for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $4.5 million, $5.1 million and $4.6 million in 2025, 2024 and 2023, respectively.
Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, which provides specified deferred compensation benefits to a certain group of select employees. The deferred compensation plan is funded through a rabbi trust, which are ultimately invested in accordance with each plan participants’ selections from pre-approved funds. As of December 31, 2025 and 2024, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds and fixed income funds. Marketable securities are recorded at fair value. The following table summarizes, by major security type, our marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value of Deferred Compensation Plan as of December 31, 2025
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.1	$0.7	$(0.1)	$4.7
Level 2 Securities:
Fixed income funds	$0.1	$—	$—	$0.1
Total	$4.2	$0.7	$(0.1)	$4.8

	Fair Value of Deferred Compensation Plan as of December 31, 2024
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.6	$0.5	$—	$5.1
Level 2 Securities:
Fixed income funds	$0.2	$—	$—	$0.2
Total	$4.8	$0.5	$—	$5.3

Note 9 – Revolving Credit Facility
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
Borrowings under the Fifth Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans will bear interest at a rate that includes a base reference rate plus a spread of 62.5 to 100.0 basis points, depending on our leverage ratio. The base reference rate will be the greater of the (1) prime rate, (2) federal funds effective rate plus 50.0 basis points, and (3) one-month Term SOFR plus 110.0 basis points. Loans bearing an interest rate determined by reference to the Adjusted Term SOFR Rate, the Adjusted Euro Interbank Offered Rate, or the Adjusted Tokyo Interbank Offered Rate (each as defined in the Fifth Amended Credit Agreement) will bear interest based on the screen rate plus a spread of 162.5 to 200.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of December 31, 2025, the spread was 162.5 basis points.
In addition to interest payable on the principal amount of indebtedness outstanding, we incur an annual fee of 25.0 to 35.0 basis points (based upon our leverage ratio), paid quarterly, of the unused amount of the lenders’ commitments under the Fifth Amended Credit Agreement.
The Fifth Amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated. The financial covenants include a requirement to maintain (1) a total net leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum total net leverage ratio to 3.75 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00. We are permitted to net up to $50.0 million of unrestricted domestic cash and cash equivalents in the calculation of the total net leverage ratio. The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 and our interest coverage ratio was greater than or equal to 3.00 to 1.00 as of December 31, 2025.
We had no new borrowings under our revolving credit facility in 2025, 2024 or 2023, and discretionary principal payments on our revolving credit facility in 2025, 2024 and 2023, were as follows:

(Dollars in millions)	2025	2024	2023
Discretionary principal payments	—	30.0	185.0
We had no outstanding borrowings under our revolving credit facility as of December 31, 2025 or December 31, 2024. We had $1.1 million and $1.6 million of outstanding line of credit issuance costs as of December 31, 2025 and 2024, respectively, which will be amortized over the life of the Fifth Amended Credit Agreement.
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
The following table summarizes the change in number of asbestos claims outstanding during 2025, 2024 and 2023:

	2025	2024	2023
Claims outstanding as of January 1	523	506	537
New claims filed	129	150	136
Pending claims dismissed	(199)	(107)	(155)
Pending claims settled	(11)	(26)	(12)
Claims outstanding as of December 31	442	523	506
The total indemnity settlements for asbestos claims in 2025, 2024 and 2023 were as follows:

(Dollars in millions)	2025	2024	2023
Settlements	$1.9	$11.5	$4.5
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
The uninsured indemnity and defense costs in 2025, 2024 and 2023, were as follows:

(Dollars in millions)	2025	2024	2023
Uninsured indemnity and defense costs	$0.4	$1.3	$0.4
The changes recorded in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage, result in the recognition of expense or income in the "Selling, general and administrative expenses” line item of the consolidated statements of operations. The net impact of the changes in estimated liability and estimated insurance recovery in 2025, 2024 and 2023, were as follows:

(Dollars in millions)	2025	2024	2023
Change in estimates of liability and insurance recovery	$—	$1.4	$0.2
Our projected asbestos-related claims and insurance recoverables as of December 31, 2025 and 2024 were as follows:

(Dollars in millions)	2025	2024
Asbestos-related liabilities	$57.4	$57.5
Asbestos-related insurance recoverables	$52.8	$52.3
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program. As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred aggregate remediation costs of $2.0 million through December 31, 2025, and the accrual for future remediation efforts is $0.7 million.
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
Note 11 – Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Dollars and shares in millions, except per share amounts)	2025	2024	2023
Numerator:
Net income (loss)	$(61.8)	$26.1	$56.6
Denominator:
Weighted average shares outstanding - basic	18.2	18.6	18.6
Effect of dilutive shares	—	—	0.1
Weighted average shares outstanding - diluted	18.2	18.6	18.7
Basic earnings (loss) per share	$(3.40)	$1.40	$3.04
Diluted earnings (loss) per share	$(3.40)	$1.40	$3.03
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For 2024 and 2023, 0.1 million and no shares were excluded each year, respectively.
For 2025, the assumed vesting of restricted stock units had an antidilutive effect on diluted loss per share and were excluded from the calculation of diluted loss per share. For the year ended December 31, 2025, 0.2 million shares were excluded from the calculation of diluted loss per share.

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
Shares of capital stock reserved for possible future issuance as of December 31, 2025 and 2024, were as follows:

	2025	2024
Shares reserved for issuance under outstanding restricted stock unit awards	335,737	328,957
Deferred compensation to be paid in stock, including deferred stock units	23,566	11,900
Additional shares reserved for issuance under Rogers Corporation 2019 Long-Term Equity Compensation Plan	457,907	486,947
Shares reserved for issuance under the Rogers Corporation Employee Stock Purchase Plan	23,267	43,716
Total	840,477	871,520
Share Repurchases
In 2015, we initiated a share repurchase program of up to $100.0 million of our capital stock to mitigate the dilutive effects of stock options exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. Our share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. In 2025, we purchased 738,145 shares for a total value of $52.4 million. There were 188,438 shares repurchased for a total value of $19.8 million in 2024, using cash from operations and cash on hand. There were no shares repurchased in 2023. As of December 31, 2025, $51.8 million remained available to purchase under our share repurchase program.
Equity Compensation
Equity Compensation Expense
The components of equity compensation expense in 2025, 2024 and 2023, were as follows:

(Dollars in millions)	2025	2024	2023
Performance-based restricted stock units	$3.7	$6.0	$3.7
Time-based restricted stock units	5.9	7.3	9.2
Deferred stock units	1.0	1.3	1.3
Other	0.3	0.5	0.1
Total equity compensation expense	$10.9	$15.1	$14.3
As of December 31, 2025, there was total unrecognized compensation cost related to unvested performance-based restricted stock units and unvested time-based restricted stock units of $4.3 million and $6.7 million, respectively, which are expected to be recognized over a weighted average period of 1.4 years and 1.0 years, respectively.
Performance-Based Restricted Stock Units
As of December 31, 2025, we had performance-based restricted stock units from 2025, 2024 and 2023 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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

As of December 31, 2025, we had outstanding performance-based restricted stock units with a performance condition from 2024. These awards generally cliff vest at the end of a two-year performance period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
Below were the assumptions used in the Monte Carlo calculation for each award granted in 2025 and 2024:

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
The performance-based restricted stock units with a performance condition have one measurement criterion: 2025 net revenue. The fair value of these awards was determined based on the fair value of the underlying stock price at the grant date with no compensation expense being recognized in 2025 as the performance condition was not probable. We account for forfeitures as they occur.
A summary of activity of the outstanding performance-based restricted stock units for 2025, 2024 and 2023 is presented below:

	2025		2024		2023
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	109,106	$186.96	73,528	$247.55	65,513	$201.18
Awards granted	83,834	117.71	79,700	152.53	50,551	241.47
Stock issued	—	—	—	—	(8,775)	147.58
Awards forfeited/cancelled	(83,024)	143.87	(44,122)	225.74	(33,761)	174.43
Awards outstanding as of December 31	109,916	$166.69	109,106	$186.96	73,528	$247.55
Time-Based Restricted Stock Units
As of December 31, 2025, we had time-based restricted stock unit awards from 2025, 2024 and 2023 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for 2025, 2024 and 2023 is presented below:

	2025		2024		2023
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	110,745	$136.77	100,999	$171.43	124,284	$194.60
Awards granted	112,875	84.11	72,971	116.14	67,734	148.85
Stock issued	(50,597)	149.51	(38,795)	184.97	(62,251)	173.52
Awards forfeited/cancelled	(57,118)	103.83	(24,430)	141.73	(28,768)	213.84
Awards outstanding as of December 31	115,905	$96.99	110,745	$136.77	100,999	$171.43
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
A summary of activity of the outstanding deferred stock units for 2025, 2024 and 2023 is presented below:

	2025		2024		2023
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Awards outstanding as of January 1	11,900	$123.27	8,100	$161.90	6,850	$232.51
Awards granted	22,616	63.19	10,950	119.91	8,100	161.90
Stock issued	(10,950)	119.91	(7,150)	161.89	(6,850)	232.51
Awards outstanding as of December 31	23,566	$67.17	11,900	$123.27	8,100	$161.90
Note 13 – Operating Segment and Geographic Information
Our reporting structure is comprised of the following strategic operating segments: AES and EMS. Our remaining operations, which represent our non-core businesses, are reported in the Other operating segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. Our CODM is the interim Chief Executive Officer of Rogers Corporation. The CODM uses gross margin as a reported segment profit or loss measure to evaluate the performance of each business segment, and then leverages this information to decide where to allocate resources and assess how well each segment is performing financially, considering factors like revenue, inventory, and significant expenses specific to that segment.

Operating Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2025
Net sales - recognized over time	$169.1	$7.2	$14.1	$190.4
Net sales - recognized at a point in time	$276.1	$342.5	$1.8	$620.4
Total net sales	$445.2	$349.7	$15.9	$810.8
Cost of sales	$313.2	$230.0	$10.8	$554.0
Gross margin	$132.0	$119.7	$5.1	$256.8

Inventories, net	$77.1	$46.5	$1.4	$125.0
Depreciation expense	$19.4	$11.3	$0.8	$31.5

December 31, 2024
Net sales - recognized over time	$169.4	$5.3	$16.5	$191.2
Net sales - recognized at a point in time	$282.8	$355.6	$0.5	$638.9
Total net sales	$452.2	$360.9	$17.0	$830.1
Cost of sales	$319.6	$222.4	$11.0	$553.0
Gross margin	$132.6	$138.5	$6.0	$277.1

Inventories, net	$77.8	$62.8	$1.7	$142.3
Depreciation expense	$17.5	$8.7	$0.7	$26.9

December 31, 2023
Net sales - recognized over time	$234.1	$19.6	$15.8	$269.5
Net sales - recognized at a point in time	$275.6	$359.4	$3.9	$638.9
Total net sales	$509.7	$379.0	$19.7	$908.4
Cost of sales	$352.1	$237.0	$12.2	$601.3
Gross margin	$157.6	$142.0	$7.5	$307.1

Inventories, net	$86.7	$64.6	$2.2	$153.5
Depreciation expense	$17.7	$8.5	$0.7	$26.9

Operating Segment Net Sales by Geographic Area
The following table presents net sales by our operating segment operations by geographic area for the years indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2025
U.S.	$86.9	$138.6	$3.4	$228.9
Other Americas	1.7	12.0	—	13.7
Total Americas	88.6	150.6	3.4	242.6
China	150.8	95.0	5.4	251.2
Other APAC	51.0	32.0	1.9	84.9
Total APAC	201.8	127.0	7.3	336.1
Germany	55.1	22.5	0.6	78.2
Other EMEA	99.7	49.6	4.6	153.9
Total EMEA	154.8	72.1	5.2	232.1
Total net sales	$445.2	$349.7	$15.9	$810.8
December 31, 2024
U.S.	$80.8	$136.5	$3.6	$220.9
Other Americas	4.2	15.5	0.5	20.2
Total Americas	85.0	152.0	4.1	241.1
China	140.0	99.2	4.8	244.0
Other APAC	90.9	30.1	2.4	123.4
Total APAC	230.9	129.3	7.2	367.4
Germany	74.9	26.7	0.6	102.2
Other EMEA	61.4	52.9	5.1	119.4
Total EMEA	136.3	79.6	5.7	221.6
Total net sales	$452.2	$360.9	$17.0	$830.1
December 31, 2023
U.S.	$81.1	$155.4	$3.9	$240.4
Other Americas	3.6	13.7	0.3	17.6
Total Americas	84.7	169.1	4.2	258.0
China	144.6	93.0	4.3	241.9
Other APAC	88.3	31.7	5.6	125.6
Total APAC	232.9	124.7	9.9	367.5
Germany	95.2	28.3	0.5	124.0
Other EMEA	96.9	56.9	5.1	158.9
Total EMEA	192.1	85.2	5.6	282.9
Total net sales	$509.7	$379.0	$19.7	$908.4
(1) Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

Note 14 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the consolidated statements of operations were as follows:

(Dollars in millions)	2025	2024	2023
Restructuring charges
Manufacturing footprint consolidation	$14.0	$12.2	$—
Global workforce reduction	3.1	2.3	8.8
Executive leadership transition	6.2	—	—
R&D facility exit	—	1.4	—
Facility consolidations	0.1	0.3	8.1
Total restructuring charges	23.4	16.2	16.9
Impairment charges
Goodwill and intangible assets impairments	71.8	—	—
Lease impairment	1.9	—	—
Fixed assets impairment charges	—	7.9	—
Total impairment charges	73.7	7.9	—
Total restructuring and impairment charges	$97.1	$24.1	$16.9
Restructuring Charges - Manufacturing Footprint Consolidation
In June 2024, we announced our intent to consolidate our high frequency circuit material manufacturing operations, impacting our Evergem, Belgium facility. The consolidation was substantially completed in the second half of 2025 and resulted in a significant reduction in manufacturing costs and operating expenses. In July 2025, we announced our intention to implement initiatives to reduce costs in the curamik® business under our AES operating segment. This determination was made in response to market conditions and once fully implemented, these actions are expected to reduce manufacturing costs and operating expenses.
During the year ended December 31, 2025, we recognized $8.6 million in restructuring charges related to the manufacturing footprint consolidation in Belgium. This was comprised of $6.0 million of cash-based expenditures in the form of severance and other termination benefits and $1.4 million of non-cash expenditures in the form of accelerated depreciation. The remaining charges of $1.2 million was related to fixed asset and inventory relocation, and other miscellaneous closure costs. We incurred $12.2 million of restructuring charges related to this plan as of December 31, 2024, of which $9.7 million were cash-based expenditures in the form of severance and other termination benefits and $2.3 million were non-cash expenditures in the form of accelerated depreciation.
During the year ended December 31, 2025, we recognized $5.4 million in restructuring charges related to the manufacturing footprint consolidation in our curamik® business, all of which relates to severance and termination benefits. We expect to record expenses in the range of $12.0 million to $20.0 million comprised of severance costs, property, plant and equipment relocation and reinstallation costs, consulting fees and other miscellaneous cash costs associated with our manufacturing footprint consolidation in our curamik® business.
Restructuring Charges - Global Workforce Reduction
In 2025, 2024, and 2023, we incurred $3.1 million, $2.3 million, and $8.8 million, respectively, in pre-tax restructuring charges related to ongoing efforts to reduce our manufacturing costs and operating expenses, which included certain reductions to our global workforce. All of these pre-tax restructuring charges related to cash-based expenditures for employee severance and other termination benefits.

Restructuring Charges - Executive Leadership Transition
In July 2025, certain executives left the Company as part of an executive leadership transition. In addition to these departures, other related organizational changes were made leading to departures of additional personnel in November 2025. We incurred $6.2 million in restructuring charges related to this transition during 2025, substantially all of which were related to severance and other termination benefits.
Restructuring Severance and Related Benefits Accrual
Remaining severance and related benefits to be paid for the manufacturing footprint consolidation, global workforce reduction, and executive leadership transition restructuring projects is presented in the table below for 2025:

(Dollars in thousands)	Restructuring Severance and Related Benefits
Balance as of December 31, 2024	$9.2
Provisions	$20.7
Payments	$(21.1)
Foreign currency translation adjustment	$1.4
Balance as of December 31, 2025	$10.2
Restructuring Charges - R&D Facility Exit
In June 2024, we announced that our Burlington, Massachusetts Innovation Center facility would be closed by the end of 2024. We incurred $1.4 million in pre-tax restructuring charges for the year ended December 31, 2024, of which $0.6 million were cash-based expenditures in the form of severance and other termination benefits and $0.7 million were non-cash expenditures in the form of accelerated depreciation.
Restructuring Charges - Facility Consolidations
In late 2022 and early 2023, we announced our intention to exit certain facilities in the U.S. and Asia. The plan significantly reduced our manufacturing costs and operating expenses. We incurred $8.5 million in pre-tax restructuring charges to-date related to these facility consolidations, of which $0.1 million was incurred in 2025, $0.3 million in 2024, and $8.1 million in 2023, the majority of which were non-cash expenditures in the form of accelerated depreciation.
As part of our facility consolidations plan, we entered into an asset purchase agreement in February 2023 to sell our high-performance engineered cellular elastomer business in our EMS operating segment for a purchase price of $1.8 million. The first phase of the deal, which pertained to the net assets other than the land and building, was completed in March 2023, while the second phase, which pertained to the sale of the land and building, was completed in September 2023. Of the $1.8 million purchase price, $1.0 million and $0.8 million were allocated to the first and second phases of the deal, respectively.
As of December 31, 2024, we included $13.1 million of assets held for sale within the “Other current assets” financial statement line item of our consolidated statements of financial position, representing the land and building at our Price Road facility in Chandler, Arizona. The sale was completed in March 2025 for a sale price of $13.4 million, net of selling costs.
Goodwill and Intangible Asset Impairment Charge
In the second quarter of 2025, we determined the $67.3 million of goodwill attributable to our curamik® reporting unit and the $4.5 million indefinite-lived intangible asset attributable to our curamik® reporting unit were both impaired. For additional information, refer to “Note 7 – Goodwill and Intangible Assets.”
Lease Impairment Charge
We recognized $1.9 million of impairment charges in 2025 related to our facility lease in Mexico. For additional information, refer to “Note 6 – Leases.”
ERP Impairment Charges
We recognized $7.9 million of impairment charges in 2024. The impairment charges in 2024 were primarily related to our new ERP system still in development.

Allocation of Restructuring and Impairment Charges to Operating Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating segments:

(Dollars in millions)	2025	2024	2023
Advanced Electronics Solutions
Allocated restructuring charges	$18.4	$13.8	$10.7
Allocated impairment charges	73.7	4.7	—
Elastomeric Material Solutions
Allocated restructuring charges	5.0	2.4	6.2
Allocated impairment charges	—	3.2	—
Total restructuring and impairment charges	$97.1	$24.1	$16.9
Other Operating (Income) Expense, Net
The components of the “Other operating (income) expense, net” line item in the consolidated statements of operations were as follows:

(Dollars in millions)	2025	2024	2023
UTIS fire	—	—	(30.5)
Loss (gain) on sale or disposal of property, plant and equipment	—	0.1	(2.6)
Total other operating (income) expense, net	$—	$0.1	$(33.1)
In early February 2021, there was a fire at our UTIS manufacturing facility in Ansan, South Korea, which manufactures eSorba® polyurethane foams used in portable electronics and display applications. The site was safely evacuated and there were no reported injuries; however, there was extensive damage to the manufacturing site and some damage to nearby property. In 2023, in connection with the UTIS fire, we recognized other operating income of $30.5 million, primarily from insurance recoveries.
Other Income (Expense), Net
The components of the “Other income (expense), net” line item in the consolidated statements of operations were as follows:

(Dollars in millions)	2025	2024	2023
Foreign currency translation impacts	$(0.5)	$1.7	$(1.1)
Foreign currency derivative impacts	(1.6)	(0.2)	1.0
Copper derivative impacts	1.5	(0.4)	(0.6)
Gain on JV Separation Agreement transactions	—	7.7	—
Other	(0.3)	—	—
Total other income (expense), net	$(0.9)	$8.8	$(0.7)
Interest Income (Expense), Net
The components of the “Interest income (expense), net” line item in the consolidated statements of operations were as follows:

(Dollars in millions)	2025	2024	2023
Interest on revolving credit facility	$—	$(0.5)	$(9.6)
Line of credit fees	(1.2)	(1.1)	(0.8)
Debt issuance amortization costs	(0.5)	(0.5)	(0.7)
Interest income	2.9	1.4	1.2
Other	(0.4)	(0.1)	(0.2)
Total interest income (expense), net	$0.8	$(0.8)	$(10.1)

Note 15 – Income Taxes
The “Income (loss) before income tax expense” line item in the consolidated statements of operations consisted of:

(Dollars in millions)	2025	2024	2023
Domestic	$(20.2)	$(13.9)	$9.1
Foreign	(24.9)	48.2	67.2
Total	$(45.1)	$34.3	$76.3
The “Income tax expense (benefit)” line item in the consolidated statements of operations consisted of:

(Dollars in millions)	Current	Deferred	Total
2025
Domestic	$3.6	$(7.9)	$(4.3)
Foreign	19.8	1.2	21.0
Total	$23.4	$(6.7)	$16.7

2024
Domestic	$2.7	$(6.9)	$(4.2)
Foreign	22.8	(10.4)	12.4
Total	$25.5	$(17.3)	$8.2

2023
Domestic	$0.4	$(0.6)	$(0.2)
Foreign	22.9	(3.0)	19.9
Total	$23.3	$(3.6)	$19.7

The “Income taxes paid, net of refunds” line in the consolidated statements of cash flows consisted of:

(Dollars in millions)	2025
Income Taxes Paid
Federal	$0.2

US State (1)	1.4

Foreign
China	$15.1
United Kingdom	4.2
Other	(0.1)
Foreign total	$19.2

Total taxes paid	$20.8
(1) No individually significant states
Deferred tax assets and liabilities as of December 31, 2025 and 2024, were comprised of the following:

(Dollars in millions)	2025	2024
Deferred tax assets
Accrued employee benefits and compensation	$9.2	$8.7
Net operating loss carryforwards	24.2	16.4
Tax credit carryforwards	10.6	7.0
Reserves and accruals	7.0	8.4
Operating leases	5.7	2.2
Capitalized research and development	32.9	30.4
Other	18.3	14.6
Total deferred tax assets	107.9	87.7
Less deferred tax asset valuation allowance	(22.4)	(12.5)
Total deferred tax assets, net of valuation allowance	85.5	75.2
Deferred tax liabilities
Depreciation and amortization	25.3	24.8
Postretirement benefit obligations	1.3	1.0
Unremitted earnings	1.8	1.3
Operating leases	5.9	2.6
Other	1.9	2.0
Total deferred tax liabilities	36.2	31.7
Net deferred tax asset	$49.3	$43.5
As of December 31, 2025, we had state net operating loss carryforwards totaling $12.7 million in various state taxing jurisdictions, which expire between 2026 and 2044, and approximately $4.9 million of state research credit carryforwards ($3.9 million net of the federal tax benefit), which will expire between 2026 and 2040. We also had a $3.2 million federal research and development (R&D) credit carryforward that will begin to expire in 2043. These tax credit carryforwards are contained in the “Tax credit carryforwards” line item in the deferred tax asset table above. We believe that it is more likely than not that the benefit from certain of the state net operating losses and state R&D credits carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.7 million relating to these carryforwards. We currently have approximately $3.5 million of foreign tax credits that begin to expire in 2032.
As of December 31, 2025, we had foreign net operating loss carryforwards totaling $89.6 million. Germany losses totaled $39.6 million and can be carried forward indefinitely. We believe it is more likely than not that these losses will not be utilized, and have provided a valuation allowance for all Germany net operating loss carryforwards. Luxembourg losses totaled $33.1 million, of which $5.8 million will expire between 2034 and 2040, and the rest will be carried forward indefinitely. We believe it is more likely than not that these losses will expire unused, and have provided a valuation allowance for all

Luxembourg net operating loss carryforwards. China losses totaled $11.2 million, which expire between 2029 and 2030. South Korea losses totaled $4.5 million, which expire between 2036 and 2040.
We had a valuation allowance of $22.4 million as of December 31, 2025, $12.5 million as of December 31, 2024 against certain deferred tax assets, primarily carryforwards expected to expire unused and deferred tax assets that are capital in nature. No valuation allowance has been provided on our other deferred tax assets, as we believe it is more likely than not that all such assets will be realized in the applicable jurisdictions. Differences between forecasted and actual future operating results or changes in carryforward periods could adversely impact the amount of deferred tax asset considered realizable.

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes. The reasons for this difference were as follows:

(Dollars in millions)	2025
Tax expense at Federal statutory income tax rate	$(9.5)	21.0%
State tax, net of federal(1)	(2.0)	4.4%
Foreign tax effects:
China:
Statutory tax rate difference between China and United States	1.2	(2.7)%
Taxable currency fluctuations	(0.9)	2.0%
Withholding taxes	5.2	(11.5)%
Deferred tax adjustment	1.6	(3.5)%
Other items	(0.6)	1.3%
Luxembourg:
Income not taxed under local laws	(2.3)	5.1%
Other items	0.3	(0.7)%
Germany:
Statutory tax rate difference between Germany and United States	(0.5)	1.1%
Non-deductible goodwill impairment	15.0	(33.3)%
Valuation allowance change	9.1	(20.2)%
Impact of rate change on deferreds	0.8	(1.8)%
Non-taxable income - transfer pricing	(1.3)	2.9%
Other items	0.3	(0.7)%
Belgium - other items	1.8	(4.0)%
Other foreign jurisdictions	1.5	(3.3)%
Effect of cross-border tax laws:
Foreign source income deduction	(0.7)	1.6%
Subpart F income, net of foreign tax credits	0.6	(1.3)%
Branch income tax in US	0.8	(1.8)%
Other foreign tax credits	(4.7)	10.4%
Nontaxable or nondeductible items:
Equity compensation	1.0	(2.2)%
Executive compensation limitation	1.0	(2.2)%
Non-deducted foreign chargebacks	1.7	(3.8)%
Deferred tax adjustment	(0.6)	1.3%
Unrecognized tax benefits	(1.9)	4.2%
Tax credits - research and development	(0.8)	1.8%
Other	0.6	(1.1)%
Income tax expense	$16.7	(37.0)%
(1)State taxes in Arizona, Connecticut, Illinois, Massachusetts, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.
Our effective income tax rate for 2025 was negative 37.0%, representing tax expense with a pre-tax book loss, compared to income tax expense of 23.9% for 2024. The 2025 rate change was primarily due to (i) the change in valuation allowance against deferred tax assets, and (ii) the curamik® goodwill impairment with no related tax benefit.
In 2024 and 2023, income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes. The reasons for this difference were as follows:

(Dollars in millions)	2024	2023
Tax expense at Federal statutory income tax rate	$7.2	$16.0
Impact of foreign operations	2.8	4.0
Foreign source income, net of tax credits	(2.7)	(2.3)
State tax, net of federal impact	0.9	(0.5)
Deferred tax adjustment	—	1.2
Unrecognized tax benefits	(1.5)	(0.2)
Equity compensation	1.7	0.3
General business credits	(1.6)	(2.4)
Distribution related foreign taxes	1.4	1.1
Executive compensation limitation	0.9	0.9
Valuation allowance change	(0.8)	0.7
JV separation non-taxable	(1.5)	—
Taxable currency fluctuations	1.0	—
Other	0.4	0.9
Income tax expense	$8.2	$19.7
We did not make any changes in 2025 to our position on the permanent reinvestment of our historical earnings from foreign operations. With the exception of certain Chinese subsidiaries, we continue to assert that historical foreign earnings are indefinitely reinvested. As of December 31, 2025 and 2024, we had recorded a deferred tax liability of $1.8 million and $1.3 million, respectively, for Chinese withholding tax on undistributed earnings that are not indefinitely reinvested. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest their undistributed earnings and we estimate that, if these undistributed earnings are distributed, they may give rise to an estimated $5.9 million of additional tax liabilities. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2025 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
Unrecognized tax benefits, excluding potential interest and penalties, for the years ended December 31, 2025 and 2024, were as follows:

(Dollars in millions)	2025	2024	2023
Beginning balance as of January 1	$6.8	$8.5	$8.9
Gross increases - current period tax positions	0.2	0.2	1.1
Gross increases - tax positions in prior periods	0.4	—	—
Gross decreases - tax positions in prior periods	—	—	(0.5)
Foreign currency exchange	—	—	0.1
Settlements and remeasurements	(2.0)	(1.8)	0.1
Lapse of statute of limitations	(0.5)	(0.1)	(1.2)
Ending balance as of December 31	$4.9	$6.8	$8.5
Included in the balance of unrecognized tax benefits as of December 31, 2025 were $4.9 million of tax benefits that, if recognized, would impact the effective tax rate.
We recognized interest related to unrecognized tax benefit as income tax expense. Related to the unrecognized tax benefits noted above, as of December 31, 2025 and 2024, we had accrued potential interest and penalties of approximately $1.2 million and $1.3 million, respectively.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2021 through 2025 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2021.

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
In connection with the combined transactions, we recognized a gain of $7.7 million, which was recorded in the “Other income (expense), net” line item in our consolidated statements of operations. This was comprised of a $2.6 million remeasurement gain on our previously owned 50% share of RIS, a $2.2 million gain on our disposition of our 50% ownership of RIC, as well as $1.4 million and $1.6 million reclassifications of historical cumulative translation adjustments for RIC and RIS, respectively, to pre-tax income, from accumulated other comprehensive income (loss). Our 50% ownership interests in RIS had an estimated fair value of $5.5 million.
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
As of the filing date of this Annual Report on Form 10-K, the purchase accounting and purchase price allocation for the RIS acquisition transaction are considered final. The following table represents the fair values assigned to the acquired assets and liabilities assumed in the transaction:

(Dollars in millions)	November 5, 2024
Assets
Cash and cash equivalents	$4.5
Accounts receivable	1.1
Property, plant and equipment	3.3
Goodwill	5.0
Other assets	0.1
Total assets	$14.0

Liabilities
Accounts payable	$0.6
Other accrued liabilities	2.0
Deferred income taxes	0.4
Total liabilities	$3.0

Fair value of net assets acquired	$11.0
Note 17 - Recent Accounting Standards
Recently Adopted Standards Reflected in 2025 Financial Statements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the standard will be applied on a prospective basis and retrospective application to all periods presented is permitted. We adopted ASU 2023-09 this Annual Report on Form 10-K using the prospective approach.
Recently Issued Standards
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
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not‑for‑Profit Entities (Subtopic 326‑20). The amendments in this update provide a practical expedient allowing eligible entities to measure expected credit losses on current trade receivables and contract assets using an aging method, rather than developing a full CECL model. The ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. Adoption should be applied prospectively to financial statements issued after the effective date, or retrospectively to any or all prior periods presented. We are currently evaluating the potential impact of adopting this guidance on our financials, however we do not anticipate the impact to be material.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40). This update specifically targets improvements to the accounting for internal-use software. The amendments in this update (1) remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40, (2) specify that the disclosures in Subtopic 360-10 are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements, (3) clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs, and (4) supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. Adoption should be applied either prospectively to financial statements issued after the effective date, a modified approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.

SCHEDULE II

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Allowance for Credit Losses
December 31, 2025	$1.5	$0.2	$(0.1)	$(0.3)	$1.3
December 31, 2024	$1.1	$0.9	$(0.3)	$(0.2)	$1.5
December 31, 2023	$1.0	$0.4	$—	$(0.3)	$1.1

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Inventory Reserves
December 31, 2025	$23.2	$13.3	$(9.4)	$(5.0)	$22.1
December 31, 2024	$22.0	$18.5	$(14.0)	$(3.3)	$23.2
December 31, 2023	$17.0	$14.0	$(5.1)	$(3.9)	$22.0

(Dollars in millions)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Valuation on Allowance for Deferred Tax Assets
December 31, 2025	$12.5	$10.4	$(0.5)	$—	$22.4
December 31, 2024	$11.4	$1.1	$—	$—	$12.5
December 31, 2023	$2.8	$0.7	$7.9	$—	$11.4

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of December 31, 2025. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We are in the process of a multi-year implementation of a new global ERP system, which will replace our existing operating and financial systems. The implementation is expected to occur in phases over the next several years. During the first quarter of 2025, we completed the implementation of our new ERP system for one of our manufacturing sites. The portion of the transition to the new ERP system that we have completed to date did not result in material changes in our internal control over financial reporting. However, as the next phases of the updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and the testing for effectiveness of internal controls over financial reporting.
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report included under “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2025.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2025:

	(a)	(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a)
Equity Compensation Plans Approved by Security Holders
Rogers Corporation 2019 Long-Term Equity Compensation Plan	359,303(1)	457,907
Rogers Corporation Employee Stock Purchase Plan	—	23,267(2)
Total	359,303	481,174
(1) Consists of 335,737 shares for restricted stock units (with performance-based restricted stock units counted at the maximum performance level) and 23,566 shares for deferred stock units.
(2) Consists of 23,267 shares available in the Rogers Corporation Employee Stock Purchase Plan (“ESPP”), which includes shares subject to purchase during the offering period running from December 16, 2025 through June 15, 2026 (the “Current Offering Period”). The number of shares subject to purchase during the Current Offering Period will be determinable at the end of the offering period by dividing employees’ accumulated payroll contributions by the purchase price (85% of the lower of (i) the market price at the start of the Current Offering Period or (ii) the market price at the close of the Current Offering period), subject to certain caps contained in the ESPP.
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
(a) (1) Financial Statements and Schedules.
The following consolidated financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Financial Position
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
Schedule II - Valuation and Qualifying Accounts
Other than as set forth above, schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.
(a) (3) Exhibits.
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
4.1    Description of Capital Stock, incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2024.
10.1    Form of Indemnification Agreement between the Rogers Corporation and each of its executive officers, incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K Filed on February 26, 2024.**
10.2    Form of Indemnification Agreement between the Rogers Corporation and each of its directors, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004.**
10.3    Rogers Corporation 2019 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2019.**
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
10.7    Rogers Corporation Executive Severance Plan, incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K Filed on February 26, 2024.**
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
10.10    Form of Director Deferred Stock Unit Award Agreement under the 2019 Plan, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K Filed on February 26, 2024.**

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
10.14    Letter Agreement between the Company and Jessica Morton, dated January 30, 2023, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2024.**
10.15    Letter Agreement between the Company and Michael Reed Webb, dated April 6, 2023, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26,2024.**
10.16    Letter Agreement between the Company and Laura Russell, dated August 12, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2024.**
10.17    Letter Agreement between the Company and Laura Russell, dated December 10, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on December 10, 2024.
10.18    Letter Agreement between the Company and Ali El-Haj, dated July 12, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on July 14, 2025.
10.19    Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2025.**
10.20    Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K Filed on February 26, 2024.**
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
97.1     Rogers Corporation Compensation Recovery Policy, filed herewith.
101    The following materials from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2025, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025, 2024 and 2023; (vi) Notes to Consolidated Financial Statements and (vii) Cover Page.
104    The cover page from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL and contained in Exhibit 101.
**    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROGERS CORPORATION (Registrant)
/s/ Ali El-Haj
Ali El-Haj
Interim President and Chief Executive Officer Principal Executive Officer

February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2026, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Ali El-Haj	/s/ Jeffrey J. Owens
Ali El-Haj Interim President and Chief Executive Officer Principal Executive Officer	Jeffrey J. Owens Director

/s/ Laura Russell	/s/ Megan Faust
Laura Russell Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer	Megan Faust Director

/s/ R. Sean Reeder	/s/ Larry Berger
R. Sean Reeder Chief Accounting Officer and Corporate Controller Principal Accounting Officer	Larry Berger Director

/s/ Peter C. Wallace	/s/ Anne K. Roby
Peter C. Wallace Director	Anne K. Roby Director

/s/ Armand F. Lauzon, Jr.	/s/ Donna M. Costello
Armand F. Lauzon, Jr. Director	Donna M. Costello Director

/s/ Woon Keat Moh
Woon Keat Moh Director