Form 10-Q
period 2026-03-31
ROGERS CORP
filed 2026-04-29
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of April 24, 2026 was 17,848,535.

ROGERS CORPORATION
FORM 10-Q

March 31, 2026
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

ROGERS CORPORATION
Defined Terms(1)

Term	Definition
ADAS	Advanced driver assistance systems
AES	Advanced Electronics Solutions
APAC	Asia - Pacific
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
EMEA	Europe, the Middle East and Africa
EMS	Elastomeric Material Solutions
ERP	Enterprise resource planning
EV/HEV	Electric Vehicles/Hybrid Electric Vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fifth Amended Credit Agreement	Fifth Amended and Restated Credit Agreement, dated as of March 24, 2023, among Rogers Corporation, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents
Guarantors	Existing and future material domestic subsidiaries
INOAC	INOAC Corporation
OECD	Organization for Economic Co-operation and Development
R&D	Research and development
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Union Plan	Rogers Corporation Employees’ Pension Plan
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

(1)Certain terms used within this Form 10-Q are defined in the table above.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	$200.5	$190.5
Cost of sales	135.9	133.5
Gross margin	64.6	57.0

Selling, general and administrative expenses	41.2	44.5
Research and development expenses	6.7	7.1
Restructuring and impairment charges	5.9	5.9
Other operating (income) expense, net	0.1	(0.2)
Operating income (loss)	10.7	(0.3)

Other income (expense), net	0.3	(1.6)
Interest income, net	0.3	0.3
Income (loss) before income taxes	11.3	(1.6)
Income tax (benefit) expense	6.8	(0.2)
Net income (loss)	$4.5	$(1.4)

Basic earnings (loss) per share	$0.25	$(0.08)
Diluted earnings (loss) per share	$0.25	$(0.08)

Shares used in computing:
Basic earnings (loss) per share	17.8	18.5
Diluted earnings (loss) per share	17.9	18.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss)	$4.5	$(1.4)

Foreign currency translation adjustment	(8.0)	17.6
Pension and other post-retirement benefits:
Amortization of loss, net of tax (Note 2)	0.1	0.1
Other comprehensive income (loss)	(7.9)	17.7
Comprehensive income (loss)	$(3.4)	$16.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in millions, except par value)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$195.8	$197.0
Accounts receivable, net	142.1	130.6
Contract assets	25.9	27.9
Inventories, net	127.5	125.0
Asbestos-related insurance recoverables, current portion	4.7	4.7
Other current assets	15.4	14.8
Total current assets	511.4	500.0
Property, plant and equipment, net	363.9	372.4
Operating lease right-of-use assets	18.5	19.2
Goodwill	301.2	303.4
Intangible assets, net of accumulated amortization	95.8	99.3
Asbestos-related insurance recoverables, non-current portion	48.1	48.1
Deferred income taxes	67.8	67.0
Other long-term assets	19.8	20.5
Total assets	$1,426.5	$1,429.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$52.8	$42.9
Accrued employee benefits and compensation	37.1	43.2
Accrued income taxes payable	9.9	10.2
Operating lease obligations, current portion	4.0	3.9
Asbestos-related liabilities, current portion	5.5	5.5
Other accrued liabilities	18.0	20.4
Total current liabilities	127.3	126.1
Operating lease obligations, non-current portion	17.5	17.9
Asbestos-related liabilities, non-current portion	51.8	51.9
Non-current income tax	5.0	4.8
Deferred income taxes	17.5	17.7
Other long-term liabilities	14.7	15.8
Commitments and contingencies (Note 6 and Note 10)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 17.8 and 17.8 shares issued and outstanding	17.8	17.8
Additional paid-in capital	106.1	105.7
Retained earnings	1,123.8	1,119.3
Accumulated other comprehensive loss	(55.0)	(47.1)
Total shareholders' equity	1,192.7	1,195.7
Total liabilities and shareholders' equity	$1,426.5	$1,429.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in millions)

	Three Months Ended
	March 31, 2026	March 31, 2025
Capital Stock
Balance, beginning of period	$17.8	$18.5
Balance, end of period	17.8	18.5
Additional Paid-In Capital
Balance, beginning of period	105.7	147.3
Shares issued for vested restricted stock units, net of shares withheld for taxes	(1.3)	(1.2)
Equity compensation expense	1.7	3.6
Balance, end of period	106.1	149.7
Retained Earnings
Balance, beginning of period	1,119.3	1,181.1
Net income (loss)	4.5	(1.4)
Balance, end of period	1,123.8	1,179.7
Accumulated Other Comprehensive Loss
Balance, beginning of period	(47.1)	(95.3)
Other comprehensive income (loss)	(7.9)	17.7
Balance, end of period	(55.0)	(77.6)
Total Shareholders’ Equity	$1,192.7	$1,270.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating Activities:
Net income (loss)	$4.5	$(1.4)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13.4	12.6
Equity compensation expense	1.7	3.6
Deferred income taxes	(0.8)	(4.6)
Impairment charges	0.2	—
Changes in assets and liabilities:
Accounts receivable	(12.6)	(1.9)
Contract assets	1.6	(0.6)
Inventories, net	(3.4)	1.3
Other current assets	(0.7)	(0.4)
Accounts payable and other accrued expenses	8.1	4.2
Other, net	(6.2)	(1.1)
Net cash provided by operating activities	5.8	11.7

Investing Activities:
Capital expenditures	(4.7)	(9.6)
Proceeds from the sale of marketable equity securities	0.3	0.2
Purchases of marketable equity securities	(0.1)	(0.1)
Proceeds from the sale of property, plant and equipment, net	—	13.4
Net cash provided by (used in) investing activities	(4.5)	3.9

Financing Activities:
Payments of finance lease obligations	(0.3)	(0.4)
Payments of taxes related to net share settlement of equity awards	(1.3)	(1.2)
Net cash used in financing activities	(1.6)	(1.6)

Effect of exchange rate fluctuations on cash	(0.9)	1.8

Net increase (decrease) in cash and cash equivalents	(1.2)	15.8
Cash and cash equivalents at beginning of period	197.0	159.8
Cash and cash equivalents at end of period	$195.8	$175.6

Supplemental Disclosures:
Accrued capital additions	$3.8	$5.5
Cash paid during the year for:
Interest, net of amounts capitalized	$0.3	$0.3
Income taxes, net of refunds	$8.0	$7.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
As used herein, the terms “Company,” “Rogers,” “we,” “us,” “our” and similar terms mean Rogers Corporation and its consolidated subsidiaries, unless the context indicates otherwise.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2025	$(39.5)	$(7.6)	$(47.1)
Other comprehensive loss before reclassifications	(8.0)	—	(8.0)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Other comprehensive income (loss)	(8.0)	0.1	(7.9)
Balance as of March 31, 2026	$(47.5)	$(7.5)	$(55.0)

Balance as of December 31, 2024	$(86.7)	$(8.6)	$(95.3)
Other comprehensive income before reclassifications	17.6	—	17.6
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Other comprehensive income	17.6	0.1	17.7
Balance as of March 31, 2025	$(69.1)	$(8.5)	$(77.6)
(1) Net of taxes of $1.2 million as of March 31, 2026 and December 31, 2025. Net of taxes of $1.5 million as of March 31, 2025 and December 31, 2024.
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
As of March 31, 2026, we did not have any derivative contracts that qualified for hedge accounting treatment.

Foreign Currency
During the three months ended March 31, 2026, we entered into U.S. dollar and euro forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2026, the notional values of the remaining foreign currency forward contracts were as follows:

(Amounts in millions)
Currencies (Buy/Sell)	Maturity Date	Notional Amount (Buy/Sell)
USD/CNY	May 7, 2026	$50.8 / ¥352.0
EUR/USD	May 4, 2026	€16.5 / $19.0
Commodity
As of March 31, 2026, we had 12 outstanding contracts to hedge exposure related to the commodity price of copper in our AES operating and reportable segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2026, the volume of our copper contracts outstanding was as follows:

(Volume in ones, notional in millions)
Contract Period	Volume	Notional Amount
April 2026 - June 2026	69 metric tons per month	$2.0
July 2026 - September 2026	69 metric tons per month	$2.1
October 2026 - December 2026	69 metric tons per month	$2.3
January 2027 - March 2027	69 metric tons per month	$2.7
Effects on Financial Statements
The following table presents the impact from these instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

		Three Months Ended
(Dollars in millions)	Financial Statement Line Item	March 31, 2026	March 31, 2025
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(1.0)	$(0.2)
Note 4 - Balance Sheet Items
Accounts Receivable
The “Accounts receivable, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
Accounts receivable - trade	$131.6	$121.2
Allowance for credit losses	(1.2)	(1.3)
Accounts receivable - other	11.7	10.7
Total accounts receivable, net	$142.1	$130.6

Contract Assets
We had contract assets primarily related to unbilled revenue for products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” line item in the condensed consolidated statements of financial position. We did not have any contract liabilities as of March 31, 2026 or December 31, 2025. No impairment losses were recognized in either of the three-month periods ended March 31, 2026 or March 31, 2025 on any contract assets arising from our contracts with customers. Our contract assets by operating segment as of March 31, 2026 and December 31, 2025 were as follows:

(Dollars in millions)	March 31, 2026	December 31, 2025
Advanced Electronics Solutions	$22.2	$24.0
Elastomeric Material Solutions	0.1	0.1
Other	3.6	3.8
Total contract assets	$25.9	$27.9
Inventories
The “Inventories, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
Raw materials	$54.9	$51.9
Work-in-process	42.7	42.3
Finished goods	29.9	30.8
Total inventories	$127.5	$125.0
Accounts Payable
The “Accounts payable” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
Accounts payable - trade	$52.0	$41.3
Accounts payable - other	0.8	1.6
Total accounts payable	$52.8	$42.9
Note 5 - Leases
Finance Leases
We have finance leases primarily related to manufacturing equipment. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities were nil and $8.1 million for the three months ended March 31, 2026 and 2025, respectively. Our expenses and payments for finance leases were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Amortization expense of finance lease right-of-use assets	$0.4	$0.3
Interest expense on finance lease obligations	$(0.1)	$(0.1)
Payments on finance lease obligations	$0.3	$0.4
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities, as well as vehicles. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities were $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Our expenses and payments for operating leases were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Operating leases expense	$1.3	$1.5
Short-term leases expense	$0.1	$0.2
Payments on operating lease obligations	$1.2	$1.1
Lease Balances in the Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in millions)	Financial Statement Line Item	March 31, 2026	December 31, 2025
Finance lease right-of-use assets	Property, plant and equipment, net	$8.1	$8.6
Operating lease right-of-use assets	Operating lease right-of-use assets	$18.5	$19.2

Finance lease obligations, current portion	Other accrued liabilities	$1.4	$1.4
Finance lease obligations, non-current portion	Other long-term liabilities	$6.9	$7.4
Total finance lease obligations		$8.3	$8.8

Operating lease obligations, current portion	Operating lease obligations, current portion	$4.0	$3.9
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$17.5	$17.9
Total operating lease obligations		$21.5	$21.8
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of March 31, 2026:

	Finance	Operating
(Dollars in millions)	Leases in Effect	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
2026	$1.3	$4.1	$—	$4.1
2027	1.5	4.6	(0.1)	4.5
2028	1.4	3.4	—	3.4
2029	1.4	3.2	—	3.2
2030	1.3	3.1	—	3.1
Thereafter	2.7	7.9	—	7.9
Total lease payments	9.6	26.3	(0.1)	26.2
Less: Interest	(1.3)	(4.7)	—	(4.7)
Present Value of Future Minimum Lease Payments	$8.3	$21.6	$(0.1)	$21.5
There were no executed finance leases with future commencement dates as of March 31, 2026.
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	March 31, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Finance leases	6.4 years	6.7 years
Operating leases	6.2 years	6.4 years
Weighted Average Discount Rate
Finance leases	4.71%	4.70%
Operating leases	5.50%	5.55%

Note 6 – Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2025	$51.7	$249.5	$2.2	$303.4
Foreign currency translation adjustment	—	(2.2)	—	(2.2)
March 31, 2026	$51.7	$247.3	$2.2	$301.2
Intangible Assets
The carrying amount of intangible assets were as follows:

	March 31, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount
Customer relationships	$179.8	$106.9	$72.9	$180.9	$—	$105.6	$75.3
Technology	78.7	67.2	11.5	79.4	—	67.2	12.2
Trademarks and trade names	19.8	8.4	11.4	20.1	—	8.3	11.8
Total definite-lived intangible assets	278.3	182.5	95.8	280.4	—	181.1	99.3
Indefinite-lived intangible asset	—	—	—	4.5	4.5	—	—
Total intangible assets	$278.3	$182.5	$95.8	$284.9	$4.5	$181.1	$99.3
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
The amortization expense related to intangible assets was as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Amortization expense	$2.7	$2.7
The estimated future amortization expense is $8.0 million, $10.2 million, $8.0 million, $7.5 million, and $7.1 million in 2026, 2027, 2028, 2029, and 2030, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of March 31, 2026, by intangible asset class, is presented in the table below:

Weighted Average Remaining Amortization Period
Customer relationships	6.6 years
Technology	2.6 years
Trademarks and trade names	8.5 years
Total intangible assets	6.3 years
Note 7 – Postretirement Benefit Plans
Pension Plan
As of March 31, 2026, we had one qualified noncontributory defined benefit pension plan, the Union Plan, which was frozen and ceased accruing benefits in 2013. The measurement date is December 31st for each respective plan year. We were not required to make any contributions to the Union Plan in 2025 and will not be required to make any contributions in 2026.

Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, which provides specified deferred compensation benefits to a certain group of select employees. The deferred compensation plan is funded through a rabbi trust, which is ultimately invested in accordance with each plan participants’ selections from pre-approved funds. As of March 31, 2026 and December 31, 2025, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds and fixed income funds. Marketable securities are recorded at fair value. The balances are reflected in the “Other long-term assets” line item in the condensed consolidated statements of financial position. The following table summarizes, by major security type, our marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value of Deferred Compensation Plan as of March 31, 2026
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$3.9	$0.6	$(0.1)	$4.4
Level 2 Securities:
Fixed income funds	$0.1	$—	$—	$0.1
Total	$4.0	$0.6	$(0.1)	$4.5

	Fair Value of Deferred Compensation Plan as of December 31, 2025
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.1	$0.7	$(0.1)	$4.7
Level 2 Securities:
Fixed income funds	$0.1	$—	$—	$0.1
Total	$4.2	$0.7	$(0.1)	$4.8
Note 8 – Revolving Credit Facility
On March 24, 2023, the Company entered into a Fifth Amended and Restated Credit Agreement that provides for a $450.0 million revolving credit facility, with an expansion feature of up to $225.0 million, and which matures on March 24, 2028. The material terms of the Fifth Amended and Restated Credit Agreement are described in Note 9 to the consolidated financial statements included in the Company’s Annual Report. There have been no material changes to the terms of the Credit Agreement during the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding under the revolving credit facility and was in compliance with all financial and non‑financial covenants.
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

The following table summarizes the change in number of asbestos claims outstanding for the three months ended March 31, 2026:

Asbestos Claims
Claims outstanding as of January 1, 2026	442
New claims filed	45
Pending claims dismissed	(61)
Pending claims settled	(6)
Claims outstanding as of March 31, 2026	420
The total indemnity settlements for asbestos claims were immaterial as of March 31, 2026.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier has informed us that it intends to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected.
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
Our projected asbestos-related liabilities and insurance recoverables were as follows:

(Dollars in millions)	March 31, 2026	December 31, 2025
Asbestos-related liabilities	$57.3	$57.4
Asbestos-related insurance recoverables	$52.8	$52.8
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program. As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred $2.0 million of aggregate remediation costs through March 31, 2026, substantially all of which was incurred and accrued for prior to 2023, and the accrual for future remediation efforts is $0.7 million.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Dollars and shares in millions, except per share amounts)	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net income (loss)	$4.5	$(1.4)
Denominator:
Weighted-average shares outstanding - basic	17.8	18.5
Effect of dilutive shares	0.1	—
Weighted-average shares outstanding - diluted	17.9	18.5
Basic earnings (loss) per share	$0.25	$(0.08)
Diluted earnings (loss) per share	$0.25	$(0.08)
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended March 31, 2026, an immaterial number of shares were excluded from the calculation of diluted earnings per share.
For the three months ended March 31, 2025, the assumed vesting of restricted stock units had an antidilutive effect on diluted loss per share and were excluded from the calculation of diluted loss per share. For the three months ended March 31, 2025, 0.2 million anti-dilutive shares were excluded from the calculation of diluted loss per share.
Note 11 – Capital Stock and Equity Compensation
Equity Compensation
Equity Compensation Expense
The components of equity compensation expense were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Performance-based restricted stock units expense	$—	$1.8
Time-based restricted stock units expense	1.3	1.7
Deferred stock units expense	0.3	0.1
Other	0.1	—
Total equity compensation expense	$1.7	$3.6
Performance-Based Restricted Stock Units
As of March 31, 2026, we had outstanding performance-based restricted stock units with a market condition from 2026, 2025 and 2024. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
The following table sets forth the assumptions used in the Monte Carlo calculation for each material award granted in 2026 and 2025:

	February 18, 2026	February 12, 2026	February 26, 2025
Expected volatility	34.7%	34.6%	45.6%
Expected term (in years)	2.9 years	2.9 years	2.9 years
Risk-free interest rate	3.44%	3.43%	4.28%
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
As of March 31, 2026, we had outstanding performance-based restricted stock units with a financial performance condition granted in 2026. These awards are subject to a three-year performance period covering January 1, 2026 through December 31, 2028 and generally vest, if at all, following the completion of the performance period. Employees whose employment terminates during the performance period due to death, disability, or, in certain cases, qualified retirement may be eligible to receive a pro‑rata payout based on the number of days employed during the performance period.
The performance-based restricted stock units with a financial performance condition have one performance criterion: annual net sales growth, measured over the three-year performance period, with the final payout determined based on the average payout level achieved for each year. The fair value of these awards was determined based on the market value of the Company’s common stock on the grant date, with cumulative compensation expense recognized to date adjusted based on changes in the estimated payout percentage at the end of each reporting period. As of March 31, 2026, the performance condition was considered probable of achievement. Accordingly, compensation expense has been recognized based on this estimated payout level. The Company accounts for forfeitures as they occur.
A summary of activity of the outstanding performance-based restricted stock units for the three months ended March 31, 2026 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2025	109,916
Awards granted	39,560
Stock issued	—
Awards forfeited/cancelled	(56,599)
Awards outstanding as of March 31, 2026	92,877
Time-Based Restricted Stock Units
As of March 31, 2026, we had time-based restricted stock unit awards from 2026, 2025 and 2024 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price on the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.

A summary of activity of the outstanding time-based restricted stock units for the three months ended March 31, 2026 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2025	115,905
Awards granted	53,307
Stock issued	(40,457)
Awards forfeited/cancelled	(17,306)
Awards outstanding as of March 31, 2026	111,449
Deferred Stock Units
We grant deferred stock units to non-management directors. These awards will generally vest at the one-year anniversary of the award, subject to continuous service. Each deferred stock unit results in the issuance of one share of Rogers’ capital stock. The grant of deferred stock units is typically done annually during the second quarter of each year. The fair value of the award is determined by the market value of the underlying stock price on the grant date.
A summary of activity of the outstanding deferred stock units for the three months ended March 31, 2026 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2025	23,566
Awards granted	—
Stock issued	(536)
Awards outstanding as of March 31, 2026	23,030
Note 12 – Segment Information
Our reporting structure is comprised of the following strategic operating and reportable segments: AES and EMS. The remaining operations, which represent our non-core businesses, are reported in the Other operating segment. This structure aligns our external reporting presentation with how we currently manage and view our business internally. Our CODM is the Chief Executive Officer of Rogers Corporation. The CODM uses gross margin as a reported segment profit or loss measure to evaluate the performance of each business segment and then leverages this information to decide where to allocate resources and assess how well each segment is performing financially, considering factors like revenue, inventory, and significant expenses specific to that segment.
Our AES operating and reportable segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in EV/HEV, automotive (e.g., ADAS), aerospace and defense (e.g., antenna systems, communication systems and phased array radar systems), renewable energy (e.g., wind and solar), wireless infrastructure (e.g., power amplifiers, antennas and small cells), mass transit, industrial (e.g., variable frequency drives), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and internet protocol infrastructure) markets.
Our EMS operating and reportable segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and markets. These include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation markets; customized silicones used in flex heater and semiconductor thermal applications for EV/HEV, general industrial, portable electronics, automotive, mass transit, aerospace and defense and medical markets; and polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications for EV/HEV, general industrial, automotive, and aerospace and defense markets.
Our Other operating segment consists of elastomer components for applications in the general industrial market, as well as elastomer floats for level sensing in fuel tanks, motors, and storage tanks applications in the general industrial and automotive markets.

Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2026
Net sales - recognized over time	$39.4	$1.5	$3.9	$44.8
Net sales - recognized at a point in time	68.3	86.9	0.5	155.7
Total net sales	$107.7	$88.4	$4.4	$200.5
Cost of sales	$76.3	$57.1	$2.5	$135.9
Gross margin	$31.4	$31.3	$1.9	$64.6

Inventories, net	$78.7	$47.2	$1.6	$127.5
Depreciation expense	$5.4	$2.7	$0.2	$8.3

Three Months Ended March 31, 2025
Net sales - recognized over time	$38.9	$2.1	$3.5	$44.5
Net sales - recognized at a point in time	65.3	80.5	0.2	146.0
Total net sales	$104.2	$82.6	$3.7	$190.5
Cost of sales	$75.1	$55.9	$2.5	$133.5
Gross margin	$29.1	$26.7	$1.2	$57.0

Inventories, net	$80.5	$60.7	$1.8	$143.0
Depreciation expense	$4.2	$2.8	$0.2	$7.2

Segment Net Sales by Geographic Area
The following table presents net sales by our segment operations by geographic area for the periods indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended March 31, 2026
United States	$18.7	$36.2	$0.9	$55.8
Other Americas	1.1	3.1	0.1	4.3
Total Americas	19.8	39.3	1.0	60.1
China	39.6	20.7	1.4	61.7
Other APAC	14.0	7.7	0.5	22.2
Total APAC	53.6	28.4	1.9	83.9
Germany	13.4	6.4	0.2	20.0
Other EMEA	20.9	14.3	1.3	36.5
Total EMEA	34.3	20.7	1.5	56.5
Total net sales	$107.7	$88.4	$4.4	$200.5
Three Months Ended March 31, 2025
United States	$22.1	$33.7	$0.9	$56.7
Other Americas	0.8	3.0	—	3.8
Total Americas	22.9	36.7	0.9	60.5
China	33.6	19.9	1.0	54.5
Other APAC	12.7	8.0	0.6	21.3
Total APAC	46.3	27.9	1.6	75.8
Germany	11.6	5.6	0.2	17.4
Other EMEA	23.4	12.4	1.0	36.8
Total EMEA	35.0	18.0	1.2	54.2
Total net sales	$104.2	$82.6	$3.7	$190.5
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
Note 13 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Restructuring charges
Manufacturing footprint consolidation	$4.4	$4.0
Global workforce reduction	0.5	1.8
Executive leadership transition	0.8	—
Other	—	0.1
Total restructuring charges	5.7	5.9
Impairment charges
Lease impairment charges	0.2	—
Total impairment charges	0.2	—
Total restructuring and impairment charges	$5.9	$5.9

Restructuring Charges - Manufacturing Footprint Consolidation
In June 2024, we announced our intent to consolidate our high frequency circuit material manufacturing operations, impacting our Evergem, Belgium facility, which was completed in the fourth quarter of 2025. We incurred $4.0 million in restructuring charges in the three months ended March 31, 2025, of which $3.2 million related to severance and other termination benefits and $0.7 million related to accelerated depreciation.
In July 2025, we announced our intention to implement initiatives to reduce costs in the curamik® business under our AES operating and reportable segment and expect to record expenses in the range of $12.0 million to $15.0 million comprised of severance costs, property plant and equipment relocation and reinstallation costs, consulting fees and other miscellaneous cash costs.
During the three months ended March 31, 2026, we recognized $4.4 million in restructuring charges, nearly all of which relates to severance and termination benefits.
Restructuring Charges - Global Workforce Reduction
In 2025, we announced a plan to reduce our global workforce that was substantially completed in the second half of 2025. We incurred $0.5 million and $1.8 million in pre-tax restructuring charges related to this plan for the three months ended March 31, 2026 and 2025, respectively, all of which were related to severance and other termination benefits.
Restructuring Charges - Executive Leadership Transition
In July 2025, certain executives left the Company as part of an executive leadership transition. In addition to these departures, other related organizational changes were made leading to departures of additional personnel through March 2026. We have incurred $0.8 million in restructuring charges related to this transition in the three months ended March 31, 2026 for severance and other termination benefits.
Restructuring Severance and Related Benefits Accrual
Remaining severance and related benefits to be paid for the manufacturing footprint consolidation, global workforce reduction, and executive leadership transition restructuring projects is presented in the table below for the period ending March 31, 2026:

(Dollars in thousands)	Restructuring Severance and Related Benefits
Balance as of December 31, 2025	$10.2
Provisions	5.5
Payments	(7.3)
Foreign currency translation adjustment	(0.1)
Balance as of March 31, 2026	$8.3
Allocation of Restructuring and Impairment Charges to Operating and Reportable Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating and reportable segments:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Advanced Electronics Solutions
Allocated restructuring charges	$5.2	$4.7
Allocated impairment charges	0.2	—
Elastomeric Material Solutions
Allocated restructuring charges	0.5	1.2
Total restructuring and impairment charges	$5.9	$5.9

Other Income (Expense), Net
The components of the “Other income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Foreign currency translation impacts	$1.3	$(1.3)
Foreign currency derivative impacts	(1.0)	(0.2)
Copper derivative impacts	—	0.2
Other	—	(0.3)
Total other income (expense), net	$0.3	$(1.6)
Interest Income (Expense), Net
The components of “Interest income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Line of credit fees	(0.3)	(0.3)
Debt issuance amortization costs	(0.1)	(0.1)
Interest income	0.8	0.8
Other	(0.1)	(0.1)
Total interest income (expense), net	$0.3	$0.3
Note 14 – Income Taxes
Compared to the 21% U.S. statutory federal income tax rate, we had a tax rate of 60.2% in the first quarter of 2026. During the quarter, our effective tax rate was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
We had a tax rate of 12.5% in the first quarter of 2025 when we incurred a loss before income taxes of $1.6 million, which, when taxed at the 21% U.S. statutory federal income tax rate, resulted in an immaterial income tax benefit, partially offset by insignificant tax adjustments that caused the effective tax rate to differ from the statutory rate.

Note 15 - Recent Accounting Standards
Recently Adopted Standards
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not‑for‑Profit Entities (Subtopic 326‑20). The amendments in this update provide a practical expedient allowing eligible entities to measure expected credit losses on current trade receivables and contract assets using an aging method, rather than developing a full CECL model. The ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. Adoption should be applied prospectively to financial statements issued after the effective date, or retrospectively to any or all prior periods presented. The updated guidance has not had an impact on how we calculate our allowance for credit losses.
Recently Issued Standards
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
•business interruptions due to catastrophes, geopolitical events, or other similar events, such as natural disasters, war, terrorism or public health crises;
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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report in addition to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the Annual Report) and our other reports filed with the SEC, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q along with our audited consolidated financial statements and the related notes thereto in our Annual Report.

Company Overview and Strategy
We design, develop, manufacture and sell high-performance and high-reliability engineered materials and components to meet our customers’ needs. We operate two strategic operating and reportable segments: AES and EMS. Our remaining operations, which represent non-core businesses, are reported in our Other operating segment. We are headquartered in Chandler, Arizona.
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
As a market-driven organization, we are focused on capitalizing on growth opportunities across multiple end markets. This includes the aerospace and defense industry, with opportunities driven by the advancement of communication systems and expanding global air travel. Also, the automotive industry where there are market opportunities resulting from continuing trends in vehicle electrification and ADAS adoption. In the electronics and communications industries there are compelling opportunities resulting from growth in data centers and next-generation smartphones. Industrial markets provide growth opportunities in certain sub-markets, including renewable energy which continues to expand globally.
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
Our operational excellence efforts are focused on driving ongoing cost improvements and efficiencies to further enhance our profitability while enhancing the agility and customer focus of the organization. These efforts include focusing on improving yields, throughput, procurement capabilities, and manufacturing processes. We have also taken specific cost improvement actions in recent quarters that have and will benefit our performance. These actions include optimizing our manufacturing footprint and reducing manufacturing and corporate employees. We continue to review and re-align our manufacturing and engineering footprint in an effort to maintain a leading competitive position globally and to support our customers’ growth initiatives.
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
Executive Summary
The following synopsis and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the first quarter of 2026 as compared to the first quarter of 2025, our net sales increased approximately 5.2% to $200.5 million, our gross margin increased approximately 230 basis points to 32.2% from 29.9%, and we had an operating margin of 5.3% compared to an operating loss of 0.2%.
•We recognized restructuring charges of $5.7 million in the first quarter of 2026 due to our manufacturing footprint consolidation in our Eschenbach, Germany facility, our executive leadership transition and additional reduction in force actions.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	100.0%	100.0%
Gross margin	32.2%	29.9%

Selling, general and administrative expenses	20.6%	23.4%
Research and development expenses	3.4%	3.7%
Restructuring and impairment charges	2.9%	3.1%
Other operating (income) expense, net	—%	(0.1)%
Operating income (loss)	5.3%	(0.2)%

Other income (expense), net	0.1%	(0.8)%
Interest income, net	0.2%	0.2%
Income (loss) before income taxes	5.6%	(0.8)%
Income tax (benefit) expense	3.4%	(0.1)%
Net income (loss)	2.2%	(0.7)%

Net Sales and Gross Margin
	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Net sales	$200.5	$190.5
Gross margin	$64.6	$57.0
Percentage of net sales	32.2%	29.9%
Net sales increased by 5.2%, or $10.0 million, inclusive of a $7.9 million benefit from the appreciation of the euro and Chinese yuan relative to the U.S. dollar. By end market, sales increased in the industrial and electronics and communications markets, partially offset by lower net sales in the automotive market, in the first quarter of 2026 compared to the first quarter of 2025.
Gross margin as a percentage of net sales increased approximately 230 basis points to 32.2% in the first quarter of 2026 compared to 29.9% in the first quarter of 2025. Gross margin in the first quarter of 2026 increased due to higher net sales, favorable mix, and cost savings following our manufacturing footprint consolidation in Belgium.

Selling, General and Administrative Expenses
	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Selling, general and administrative expenses	$41.2	$44.5
Percentage of net sales	20.6%	23.4%
SG&A expenses decreased 7.4% in the first quarter of 2026 from the first quarter of 2025, primarily due to a $2.3 million reduction in professional services costs, and a $0.9 million reduction in software costs.

Research and Development Expenses
	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Research and development expenses	$6.7	$7.1
Percentage of net sales	3.4%	3.7%
R&D expenses decreased 5.6% in the first quarter of 2026 from the first quarter of 2025, primarily due to a reduction in employee compensation and benefits.

Restructuring and Impairment Charges
	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Restructuring and impairment charges	$5.9	$5.9
We incurred restructuring and impairment charges of $5.9 million in the three months ended March 31, 2026, due to our footprint consolidation actions in our Eschenbach, Germany facility, the executive leadership transition an additional reduction in force, and the impairment of our Mexico facility lease. For additional information, refer to “Note 13 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1, of this Form 10-Q.

Other Income (Expense), Net
	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Other income (expense), net	$0.3	$(1.6)
Other income (expense), net was income of $0.3 million in the first quarter of 2026 compared to expense of $1.6 million in the first quarter of 2025. The increase was primarily due to $2.6 million of favorable year-over-year changes in impacts from foreign currency transactions, partially offset by $1.0 million in unfavorable performance on foreign exchange and copper derivative contracts.

Interest Income, Net
	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Interest income, net	$0.3	$0.3
Interest income, net, was flat year-over-year.

Income Taxes
	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Income tax (benefit) expense	$6.8	$(0.2)
Effective tax rate	60.2%	12.5%
Compared to the 21% U.S. statutory federal income tax rate, we had a tax rate of 60.2% in the first quarter of 2026. During the quarter, our effective tax rate was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
We had a tax rate of 12.5% in the first quarter of 2025 when we incurred a loss before income taxes of $1.6 million, which, when taxed at the 21% U.S. statutory federal income tax rate, resulted in an immaterial income tax benefit, partially offset by insignificant tax adjustments that caused the effective tax rate to differ from the statutory rate.

Operating Segment Net Sales and Gross Margin
Advanced Electronics Solutions

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Net sales	$107.7	$104.2
Gross margin	$31.4	$29.1
Percentage of net sales	29.2%	27.9%
AES net sales increased by 3.4%, or $3.5 million, inclusive of a $5.3 million benefit from the appreciation of the euro and Chinese yuan relative to the U.S. dollar. Inclusive of the foreign currency benefits, net sales by end market increased for electronics and communications, and industrial, while net sales in the aerospace and defense market were lower, in the first quarter of 2026 compared to the first quarter of 2025.

Our AES operating and reportable segment gross margin as a percentage of net sales in the first quarter of 2026 was 29.2% as compared to 27.9% in the first quarter of 2025. Gross margin improved primarily due to cost savings following our manufacturing footprint consolidation in Belgium, partially offset by lower utilization from a new production line.
Elastomeric Material Solutions

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Net sales	$88.4	$82.6
Gross margin	$31.3	$26.7
Percentage of net sales	35.4%	32.3%
EMS net sales increased by 7.0%, or $5.8 million, including $2.5 million of favorable impact from the appreciation of the euro and Chinese yuan relative to the U.S. dollar. By end market, sales increased in the industrial, electronics and communications, and aerospace and defense markets, partially offset by lower sales in the automotive market, in the first quarter of 2026 compared to the first quarter of 2025.
Our EMS operating and reportable segment gross margin as a percentage of net sales in the first quarter of 2026 was 35.4% as compared to 32.3% in the first quarter of 2025. Gross margin improved primarily due to increased sales volume and related utilization benefits and favorable mix.
Other

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Net sales	$4.4	$3.7
Gross margin	$1.9	$1.2
Percentage of net sales	43.2%	32.4%
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in millions)	March 31, 2026	December 31, 2025
U.S.	$109.3	$100.1
Europe	44.2	40.7
Asia	42.3	56.2
Total cash and cash equivalents	$195.8	$197.0
Approximately $86.5 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of March 31, 2026. We did not make any changes in the three months ended March 31, 2026 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our cash and cash equivalents located in Asia are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in millions)	March 31, 2026	December 31, 2025
Key Financial Position Accounts:
Cash and cash equivalents	$195.8	$197.0
Accounts receivable, net	$142.1	$130.6
Inventories, net	$127.5	$125.0

Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2025 to March 31, 2026 were as follows:
•Cash and cash equivalents were $195.8 million as compared to $197.0 million as of December 31, 2025, a decrease of $1.2 million, or 0.6%. This decrease was primarily due to cash used in investing and financing activities, partially offset by cash provided by operations and favorable impacts of exchange rates on cash.
•Accounts receivable, net increased 8.8% to $142.1 million as of March 31, 2026 from $130.6 million as of December 31, 2025. The increase was primarily due to higher net sales in the last month of the first quarter of 2026 compared to the last month of the fourth quarter of 2025.
•Inventories were $127.5 million as of March 31, 2026, compared to $125.0 million as of December 31, 2025. The change was due to higher levels of raw materials and work-in-process inventory, offset by lower levels of finished goods.

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025
Key Cash Flow Measures:
Net cash provided by operating activities	$5.8	$11.7
Net cash provided by (used in) investing activities	$(4.5)	$3.9
Net cash used in financing activities	$(1.6)	$(1.6)
In 2026, we expect capital spending to be in the range of approximately $30.0 million to $40.0 million. We plan to fund our capital spending in 2026 with cash from operations and cash on-hand.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2026.
Contingencies
During the first quarter of 2026, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2026. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of March 31, 2026. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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
There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year ending December 31, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Part II - Other Information
Item 1.    Legal Proceedings
Refer to the discussion of certain environmental, asbestos and other litigation matters in “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider factors discussed in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.rogerscorp.com.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and March 31, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and March 31, 2025, (iii) Condensed Consolidated Statements of Financial Position as of March 31, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2026 and March 31, 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

By: /s/ Laura Russell
Laura Russell
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: April 28, 2026