Form 10-Q
period 2026-06-30
ROGERS CORP
filed 2026-07-29
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 24, 2026 was 17,868,335.

ROGERS CORPORATION
FORM 10-Q

June 30, 2026
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

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$216.8	$202.8	$417.3	$393.3
Cost of sales	146.4	138.8	282.3	272.3
Gross margin	70.4	64.0	135.0	121.0

Selling, general and administrative expenses	42.2	48.5	83.4	93.0
Research and development expenses	7.3	7.0	14.0	14.1
Restructuring and impairment charges	0.7	76.1	6.6	82.0
Other operating (income) expense, net	0.2	(0.1)	0.3	(0.3)
Operating income (loss)	20.0	(67.5)	30.7	(67.8)

Other income (expense), net	1.1	(2.2)	1.4	(3.8)
Interest income, net	0.3	0.4	0.6	0.7
Income (loss) before income taxes	21.4	(69.3)	32.7	(70.9)
Income tax expense	7.8	4.3	14.6	4.1
Net income (loss)	$13.6	$(73.6)	$18.1	$(75.0)

Basic earnings (loss) per share	$0.76	$(4.00)	$1.02	$(4.08)
Diluted earnings (loss) per share	$0.76	$(4.00)	$1.01	$(4.08)

Shares used in computing:
Basic earnings (loss) per share	17.9	18.4	17.8	18.4
Diluted earnings (loss) per share	18.0	18.4	17.9	18.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$13.6	$(73.6)	$18.1	$(75.0)

Foreign currency translation adjustment	(1.9)	33.6	(9.9)	51.2
Pension and other post-retirement benefits:
Amortization of loss, net of tax (Note 2)	—	0.1	0.1	0.2
Other comprehensive income (loss)	(1.9)	33.7	(9.8)	51.4
Comprehensive income (loss)	$11.7	$(39.9)	$8.3	$(23.6)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in millions, except par value)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$181.4	$197.0
Short-term investments	30.0	—
Accounts receivable, net	149.2	130.6
Contract assets	27.1	27.9
Inventories, net	130.0	125.0
Asbestos-related insurance recoverables, current portion	4.7	4.7
Other current assets	21.2	14.8
Total current assets	543.6	500.0
Property, plant and equipment, net	358.2	372.4
Operating lease right-of-use assets	17.7	19.2
Goodwill	301.1	303.4
Intangible assets, net of accumulated amortization	93.2	99.3
Asbestos-related insurance recoverables, non-current portion	48.0	48.1
Deferred income taxes	64.7	67.0
Other long-term assets	19.9	20.5
Total assets	$1,446.4	$1,429.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$63.1	$42.9
Accrued employee benefits and compensation	35.5	43.2
Accrued income taxes payable	9.2	10.2
Operating lease obligations, current portion	4.0	3.9
Asbestos-related liabilities, current portion	5.5	5.5
Other accrued liabilities	19.0	20.4
Total current liabilities	136.3	126.1
Operating lease obligations, non-current portion	16.6	17.9
Asbestos-related liabilities, non-current portion	51.6	51.9
Non-current income tax	5.1	4.8
Deferred income taxes	17.5	17.7
Other long-term liabilities	14.6	15.8
Commitments and contingencies (Note 9)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 17.9 and 17.8 shares issued and outstanding	17.9	17.8
Additional paid-in capital	106.3	105.7
Retained earnings	1,137.4	1,119.3
Accumulated other comprehensive loss	(56.9)	(47.1)
Total shareholders' equity	1,204.7	1,195.7
Total liabilities and shareholders' equity	$1,446.4	$1,429.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in millions)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Capital Stock
Balance, beginning of period	$17.8	$18.5	$17.8	$18.5
Shares issued for vested restricted stock units, net of shares withheld for taxes	0.1	—	0.1	—
Shares repurchased	—	(0.4)	—	(0.4)
Balance, end of period	17.9	18.1	17.9	18.1
Additional Paid-In Capital
Balance, beginning of period	106.1	149.7	105.7	147.3
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	(0.2)	(1.3)	(1.4)
Shares issued for employee stock purchase plan	0.6	0.7	0.6	0.7
Equity compensation expense	2.6	4.3	4.3	7.9
Shares repurchased, including excise tax	(3.0)	(28.1)	(3.0)	(28.1)
Balance, end of period	106.3	126.4	106.3	126.4
Retained Earnings
Balance, beginning of period	1,123.8	1,179.7	1,119.3	1,181.1
Net income (loss)	13.6	(73.6)	18.1	(75.0)
Balance, end of period	1,137.4	1,106.1	1,137.4	1,106.1
Accumulated Other Comprehensive Loss
Balance, beginning of period	(55.0)	(77.6)	(47.1)	(95.3)
Other comprehensive income (loss)	(1.9)	33.7	(9.8)	51.4
Balance, end of period	(56.9)	(43.9)	(56.9)	(43.9)
Total Shareholders’ Equity	$1,204.7	$1,206.7	$1,204.7	$1,206.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30, 2026	June 30, 2025
Operating Activities:
Net income (loss)	$18.1	$(75.0)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26.6	26.5
Equity compensation expense	4.3	7.9
Deferred income taxes	2.3	(3.6)
Impairment charges	0.2	71.8
Other non-cash charges, net	(0.2)	0.4
Changes in assets and liabilities:
Accounts receivable	(20.2)	(0.1)
Contract assets	0.3	0.2
Inventories, net	(6.2)	(2.8)
Other current assets	(6.5)	(4.6)
Accounts payable and other accrued expenses	20.6	6.2
Other, net	(9.1)	(1.5)
Net cash provided by operating activities	30.2	25.4

Investing Activities:
Capital expenditures	(10.8)	(17.7)
Proceeds from the sale of property, plant and equipment, net	—	13.4
Proceeds from the sale of marketable equity securities	0.6	1.0
Purchases of short-term investments and marketable equity securities	(30.1)	(0.1)
Net cash used in investing activities	(40.3)	(3.4)

Financing Activities:
Payments of finance lease obligations	(0.9)	(0.8)
Payments of taxes related to net share settlement of equity awards	(1.3)	(1.4)
Proceeds from issuance of shares to employee stock purchase plan	0.6	0.7
Share repurchases	(3.0)	(28.1)
Net cash used in financing activities	(4.6)	(29.6)

Effect of exchange rate fluctuations on cash	(0.9)	5.0

Net decrease in cash and cash equivalents	(15.6)	(2.6)
Cash and cash equivalents at beginning of period	197.0	159.8
Cash and cash equivalents at end of period	$181.4	$157.2

Supplemental Disclosures:
Accrued capital additions	$3.1	$3.9
Cash paid during the period for:
Interest, net of amounts capitalized	$0.8	$0.6
Income taxes, net of refunds	$12.4	$13.4
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
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2025	$(39.5)	$(7.6)	$(47.1)
Other comprehensive loss before reclassifications	(9.9)	—	(9.9)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Other comprehensive income (loss)	(9.9)	0.1	(9.8)
Balance as of June 30, 2026	$(49.4)	$(7.5)	$(56.9)

Balance as of December 31, 2024	$(86.7)	$(8.6)	$(95.3)
Other comprehensive income before reclassifications	51.2	—	51.2
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Other comprehensive income	51.2	0.2	51.4
Balance as of June 30, 2025	$(35.5)	$(8.4)	$(43.9)
(1) Net of taxes of $1.1 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively. Net of taxes of $1.4 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively.
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
As of June 30, 2026, we did not have any derivative contracts that qualified for hedge accounting treatment.

Foreign Currency
During the six months ended June 30, 2026, we entered into U.S. dollar and euro forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2026, the notional values of the remaining foreign currency forward contracts were as follows:

(Amounts in millions)
Currencies (Buy/Sell)	Maturity Date	Notional Amount (Buy/Sell)
USD/CNY	August 4, 2026	$57.4 / ¥391.0
EUR/USD	August 3, 2026	€17.8 / $20.4
Commodity
As of June 30, 2026, we had 12 outstanding contracts to hedge exposure related to the commodity price of copper in our AES operating and reportable segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2026, the volume of our copper contracts outstanding was as follows:

(Volume in ones, notional in millions)
Contract Period	Volume	Notional Amount
July 2026 - September 2026	69 metric tons per month	$2.1
October 2026 - December 2026	69 metric tons per month	$2.3
January 2027 - March 2027	69 metric tons per month	$2.7
April 2027 - June 2027	69 metric tons per month	$2.8
Effects on Financial Statements
The following table presents the impact from these instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss):

		Three Months Ended		Six Months Ended
(Dollars in millions)	Financial Statement Line Item	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(1.3)	$(0.2)	$(2.3)	$(0.4)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$0.5	$(0.1)	$0.5	$0.1
Note 4 - Balance Sheet Items
Accounts Receivable
The “Accounts receivable, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2026	December 31, 2025
Accounts receivable - trade	$142.6	$121.2
Allowance for credit losses	(1.2)	(1.3)
Accounts receivable - other	7.8	10.7
Total accounts receivable, net	$149.2	$130.6

Contract Assets
We had contract assets primarily related to unbilled revenue for products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” line item in the condensed consolidated statements of financial position. We did not have any contract liabilities as of June 30, 2026 or December 31, 2025. No impairment losses were recognized in either of the three- and six-month periods ended June 30, 2026 or June 30, 2025 on any contract assets arising from our contracts with customers. Our contract assets by operating segment as of June 30, 2026 and December 31, 2025 were as follows:

(Dollars in millions)	June 30, 2026	December 31, 2025
Advanced Electronics Solutions	$23.7	$24.0
Elastomeric Material Solutions	0.1	0.1
Other	3.3	3.8
Total contract assets	$27.1	$27.9
Short-term investments
The “Short-term investments” line on the condensed consolidated statements of financial position consists of time deposits with original maturities of more than three months and less than twelve months at the date of purchase, and with remaining maturities of twelve months or less as of June 30, 2026. Interest earned on these investments is recorded within the “Interest income, net” line item in the condensed consolidated statements of operations. All short-term investments are measured and recorded at fair value on a recurring basis and classified as Level 2 within the fair value hierarchy. As of June 30, 2026, these investments had an amortized cost and fair value of $30.0 million. There were no short-term investments at December 31, 2025.
Inventories
The “Inventories, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2026	December 31, 2025
Raw materials	$60.1	$51.9
Work-in-process	39.7	42.3
Finished goods	30.2	30.8
Total inventories	$130.0	$125.0
Accounts Payable
The “Accounts payable” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	June 30, 2026	December 31, 2025
Accounts payable - trade	$59.7	$41.3
Accounts payable - other	3.4	1.6
Total accounts payable	$63.1	$42.9

Note 5 - Leases
Finance Leases
We have finance leases primarily related to manufacturing equipment. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities were $0.1 million and nil for the three months ended June 30, 2026 and 2025, respectively. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities were $0.1 million and $8.1 million for the six months ended June 30, 2026 and 2025, respectively. Our expenses and payments for finance leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization expense of finance lease right-of-use assets	$0.4	$0.5	$0.8	$0.8
Interest expense on finance lease obligations	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Payments on finance lease obligations	$0.6	$0.4	$0.9	$0.8
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities, as well as vehicles. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities were $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities were $0.6 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. Our expenses and payments for operating leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating leases expense	$1.2	$1.4	$2.5	$2.9
Short-term leases expense	$0.2	$0.2	$0.3	$0.4
Payments on operating lease obligations	$1.5	$1.7	$2.7	$2.8
Lease Balances in the Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in millions)	Financial Statement Line Item	June 30, 2026	December 31, 2025
Finance lease right-of-use assets	Property, plant and equipment, net	$7.7	$8.6
Operating lease right-of-use assets	Operating lease right-of-use assets	$17.7	$19.2

Finance lease obligations, current portion	Other accrued liabilities	$1.3	$1.4
Finance lease obligations, non-current portion	Other long-term liabilities	$6.6	$7.4
Total finance lease obligations		$7.9	$8.8

Operating lease obligations, current portion	Operating lease obligations, current portion	$4.0	$3.9
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$16.6	$17.9
Total operating lease obligations		$20.6	$21.8

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of June 30, 2026:

	Finance	Operating
(Dollars in millions)	Leases in Effect	Leases in Effect
2026	$0.9	$2.6
2027	1.6	4.5
2028	1.4	3.5
2029	1.4	3.3
2030	1.3	3.1
Thereafter	2.6	8.0
Total lease payments	9.2	25.0
Less: Interest	(1.3)	(4.4)
Present Value of Future Minimum Lease Payments	$7.9	$20.6
There were no executed leases with future commencement dates as of June 30, 2026.
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	June 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Finance leases	6.2 years	6.7 years
Operating leases	6.1 years	6.4 years
Weighted Average Discount Rate
Finance leases	4.61%	4.70%
Operating leases	5.52%	5.55%
Subsequent to June 30, 2026, the Company entered into a settlement agreement with the landlord related to our leased facility in Mexico. Under the agreement, we will terminate the lease in exchange for a settlement payment of $2.6 million, which approximates the net carrying value of the lease obligation less the carrying amount of the related right-of-use asset, as of June 30, 2026. The settlement is expected to result in derecognition of the remaining right-of-use asset and lease liability during the third quarter of 2026.
Note 6 – Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2025	$51.7	$249.5	$2.2	$303.4
Foreign currency translation adjustment	—	(2.3)	—	(2.3)
June 30, 2026	$51.7	$247.2	$2.2	$301.1

Intangible Assets
The carrying amount of intangible assets were as follows:

	June 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount
Customer relationships	$179.6	$108.5	$71.1	$180.9	$—	$105.6	$75.3
Technology	78.4	67.7	10.7	79.4	—	67.2	12.2
Trademarks and trade names	19.9	8.5	11.4	20.1	—	8.3	11.8
Total definite-lived intangible assets	277.9	184.7	93.2	280.4	—	181.1	99.3
Indefinite-lived intangible asset	—	—	—	4.5	4.5	—	—
Total intangible assets	$277.9	$184.7	$93.2	$284.9	$4.5	$181.1	$99.3
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
The amortization expense related to intangible assets was as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization expense	$2.6	$2.7	$5.3	$5.4
The estimated future amortization expense is $5.3 million, $10.2 million, $8.0 million, $7.5 million, and $7.1 million in 2026, 2027, 2028, 2029, and 2030, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of June 30, 2026, by intangible asset class, is presented in the table below:

Weighted Average Remaining Amortization Period
Customer relationships	6.5 years
Technology	2.6 years
Trademarks and trade names	8.4 years
Total intangible assets	6.3 years
Note 7 – Postretirement Benefit Plans
Pension Plan
As of June 30, 2026, we had one qualified noncontributory defined benefit pension plan, the Union Plan, which was frozen and ceased accruing benefits in 2013. The measurement date is December 31st for each respective plan year. We were not required to make any contributions to the Union Plan in 2025 and will not be required to make any contributions in 2026.

Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, which provides specified deferred compensation benefits to a certain group of select employees. The deferred compensation plan is funded through a rabbi trust, which is ultimately invested in accordance with each plan participants’ selections from pre-approved funds. As of June 30, 2026, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds. As of December 31, 2025, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds and fixed income funds. Marketable securities are recorded at fair value. The balances are reflected in the “Other long-term assets” line item in the condensed consolidated statements of financial position. The following table summarizes, by major security type, our marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value of Deferred Compensation Plan as of June 30, 2026
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.2	$0.5	$—	$4.7
Total	$4.2	$0.5	$—	$4.7

	Fair Value of Deferred Compensation Plan as of December 31, 2025
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.1	$0.7	$(0.1)	$4.7
Level 2 Securities:
Fixed income funds	$0.1	$—	$—	$0.1
Total	$4.2	$0.7	$(0.1)	$4.8
Note 8 – Revolving Credit Facility
On March 24, 2023, the Company entered into a Fifth Amended and Restated Credit Agreement that provides for a $450.0 million revolving credit facility, with an expansion feature of up to $225.0 million, and which matures on March 24, 2028. The material terms of the Fifth Amended and Restated Credit Agreement are described in Note 9 to the consolidated financial statements included in the Company’s Annual Report. There have been no material changes to the terms of the Credit Agreement during the three and six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, the Company had no borrowings outstanding under the revolving credit facility and was in compliance with all financial and non‑financial covenants.
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

The following table summarizes the change in number of asbestos claims outstanding for the six months ended June 30, 2026:

Asbestos Claims
Claims outstanding as of January 1, 2026	442
New claims filed	75
Pending claims dismissed	(119)
Pending claims settled	(9)
Claims outstanding as of June 30, 2026	389
The total indemnity settlements for asbestos claims in 2026 were as follows:

(Dollars in millions)	June 30, 2026
Settlements	$0.9
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
Our projected asbestos-related liabilities and insurance recoverables were as follows:

(Dollars in millions)	June 30, 2026	December 31, 2025
Asbestos-related liabilities	$57.1	$57.4
Asbestos-related insurance recoverables	$52.7	$52.8
Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program. As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred $2.0 million of aggregate remediation costs through June 30, 2026, substantially all of which was incurred and accrued for prior to 2023, and the accrual for future remediation efforts is $0.7 million.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Dollars and shares in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income (loss)	$13.6	$(73.6)	$18.1	$(75.0)
Denominator:
Weighted-average shares outstanding - basic	17.9	18.4	17.8	18.4
Effect of dilutive shares	0.1	—	0.1	—
Weighted-average shares outstanding - diluted	18.0	18.4	17.9	18.4
Basic earnings (loss) per share	$0.76	$(4.00)	$1.02	$(4.08)
Diluted earnings (loss) per share	$0.76	$(4.00)	$1.01	$(4.08)
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three and six months ended June 30, 2026, an immaterial number of shares were excluded from the calculation of diluted earnings per share.
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
Note 11 – Capital Stock and Equity Compensation
Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. The Program has no expiration date and may be suspended or discontinued at any time without notice. For the three and six months ended June 30, 2026, we purchased 22,618 shares for a total value of $3.0 million, using cash from operations and cash on hand. As of June 30, 2026, $48.8 million remained available to purchase under the Program. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.
Equity Compensation
Equity Compensation Expense
The components of equity compensation expense were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Performance-based restricted stock units expense	$0.6	$2.1	$0.6	$3.9
Time-based restricted stock units expense	1.5	1.8	2.8	3.5
Deferred stock units expense	0.4	0.1	0.7	0.2
Other	0.1	0.3	0.2	0.3
Total equity compensation expense	$2.6	$4.3	$4.3	$7.9

Performance-Based Restricted Stock Units
As of June 30, 2026, we had outstanding performance-based restricted stock units with a market condition from 2026, 2025 and 2024. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
The following table sets forth the assumptions used in the Monte Carlo calculation for each material award granted in 2026 and 2025:

	May 19, 2026	February 18, 2026	February 12, 2026	February 26, 2025
Expected volatility	36.5%	34.7%	34.6%	45.6%
Expected term (in years)	2.6 years	2.9 years	2.9 years	2.9 years
Risk-free interest rate	4.10%	3.44%	3.43%	4.28%
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
As of June 30, 2026, we had outstanding performance-based restricted stock units with a financial performance condition granted in 2026. These awards are subject to a three-year performance period covering January 1, 2026 through December 31, 2028 and generally vest, if at all, following the completion of the performance period. Employees whose employment terminates during the performance period due to death, disability, or, in certain cases, qualified retirement may be eligible to receive a pro‑rata payout based on the number of days employed during the performance period.
The performance-based restricted stock units with a financial performance condition have one performance criterion: annual net sales growth, measured over the three-year performance period, with the final payout determined based on the average payout level achieved for each year. The fair value of these awards was determined based on the market value of the Company’s common stock on the grant date, with cumulative compensation expense recognized to date adjusted based on changes in the estimated payout percentage at the end of each reporting period. As of June 30, 2026, the performance condition was considered probable of achievement. Accordingly, compensation expense has been recognized based on this estimated payout level. The Company accounts for forfeitures as they occur.
A summary of activity of the outstanding performance-based restricted stock units for the six months ended June 30, 2026 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2025	109,916
Awards granted	53,522
Stock issued	—
Awards forfeited/cancelled	(63,874)
Awards outstanding as of June 30, 2026	99,564
Time-Based Restricted Stock Units
As of June 30, 2026, we had time-based restricted stock unit awards from 2026, 2025 and 2024 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price on the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the six months ended June 30, 2026 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2025	115,905
Awards granted	78,129
Stock issued	(40,775)
Awards forfeited/cancelled	(23,281)
Awards outstanding as of June 30, 2026	129,978
Deferred Stock Units
We grant deferred stock units to non-management directors. These awards will vest at the one-year anniversary of the award, subject to continuous service. Each deferred stock unit results in the issuance of one share of Rogers’ capital stock. The grant of deferred stock units is typically done annually during the second quarter of each year. The fair value of the award is determined by the market value of the underlying stock price on the grant date.
A summary of activity of the outstanding deferred stock units for the six months ended June 30, 2026 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2025	23,566
Awards granted	12,843
Stock issued	(22,616)
Awards outstanding as of June 30, 2026	13,793
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

Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2026
Net sales - recognized over time	$42.8	$1.8	$4.0	$48.6
Net sales - recognized at a point in time	74.7	93.0	0.5	168.2
Total net sales	$117.5	$94.8	$4.5	$216.8
Cost of sales	$84.0	$59.8	$2.6	$146.4
Gross margin	$33.5	$35.0	$1.9	$70.4

Inventories, net	$78.2	$50.0	$1.8	$130.0
Depreciation expense	$5.5	$2.7	$0.2	$8.4

Three Months Ended June 30, 2025
Net sales - recognized over time	$34.9	$2.4	$3.9	$41.2
Net sales - recognized at a point in time	74.1	87.0	0.5	161.6
Total net sales	$109.0	$89.4	$4.4	$202.8
Cost of sales	$78.1	$57.9	$2.8	$138.8
Gross margin	$30.9	$31.5	$1.6	$64.0

Inventories, net	$85.5	$64.1	$1.6	$151.2
Depreciation expense	$4.4	$2.8	$0.2	$7.4

Six Months Ended June 30, 2026
Net sales - recognized over time	$82.2	$3.3	$7.9	$93.4
Net sales - recognized at a point in time	143.0	179.9	1.0	323.9
Total net sales	$225.2	$183.2	$8.9	$417.3
Cost of sales	$160.3	$116.9	$5.1	$282.3
Gross margin	$64.9	$66.3	$3.8	$135.0

Inventories, net	$78.2	$50.0	$1.8	$130.0
Depreciation expense	$10.9	$5.4	$0.4	$16.7

Six Months Ended June 30, 2025
Net sales - recognized over time	$73.8	$4.5	$7.4	$85.7
Net sales - recognized at a point in time	139.4	167.5	0.7	307.6
Total net sales	$213.2	$172.0	$8.1	$393.3
Cost of sales	$153.2	$113.8	$5.3	$272.3
Gross margin	$60.0	$58.2	$2.8	$121.0

Inventories, net	$85.5	$64.1	$1.6	$151.2
Depreciation expense	$8.6	$5.6	$0.4	$14.6

Segment Net Sales by Geographic Area
The following table presents net sales by our segment operations by geographic area for the periods indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended June 30, 2026
United States	$19.4	$35.4	$1.0	$55.8
Other Americas	1.5	4.0	—	5.5
Total Americas	20.9	39.4	1.0	61.3
China	43.4	24.1	1.8	69.3
Other APAC	14.4	9.2	0.2	23.8
Total APAC	57.8	33.3	2.0	93.1
Germany	13.7	7.2	0.2	21.1
Other EMEA	25.1	14.9	1.3	41.3
Total EMEA	38.8	22.1	1.5	62.4
Total net sales	$117.5	$94.8	$4.5	$216.8
Three Months Ended June 30, 2025
United States	$22.9	$33.9	$0.8	$57.6
Other Americas	0.4	2.7	—	3.1
Total Americas	23.3	36.6	0.8	60.7
China	33.9	25.9	1.3	61.1
Other APAC	13.5	7.7	0.6	21.8
Total APAC	47.4	33.6	1.9	82.9
Germany	13.4	5.9	0.2	19.5
Other EMEA	24.9	13.3	1.5	39.7
Total EMEA	38.3	19.2	1.7	59.2
Total net sales	$109.0	$89.4	$4.4	$202.8
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Six Months Ended June 30, 2026
United States	$38.1	$71.6	$1.9	$111.6
Other Americas	2.6	7.1	0.1	9.8
Total Americas	40.7	78.7	2.0	121.4
China	83.0	44.8	3.2	131.0
Other APAC	28.4	16.9	0.7	46.0
Total APAC	111.4	61.7	3.9	177.0
Germany	27.1	13.6	0.4	41.1
Other EMEA	46.0	29.2	2.6	77.8
Total EMEA	73.1	42.8	3.0	118.9
Total net sales	$225.2	$183.2	$8.9	$417.3
Six Months Ended June 30, 2025
United States	$45.0	$67.6	$1.7	$114.3
Other Americas	1.2	5.7	—	6.9
Total Americas	46.2	73.3	1.7	121.2
China	67.5	45.8	2.3	115.6
Other APAC	26.2	15.7	1.2	43.1
Total APAC	93.7	61.5	3.5	158.7
Germany	25.0	11.5	0.4	36.9
Other EMEA	48.3	25.7	2.5	76.5
Total EMEA	73.3	37.2	2.9	113.4
Total net sales	$213.2	$172.0	$8.1	$393.3
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
Note 13 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of the “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restructuring charges
Manufacturing footprint consolidation	$0.6	$3.6	$5.0	$7.6
Global workforce reduction	0.1	0.7	0.6	2.5
Executive leadership transition	—	—	0.8	—
Other	—	—	—	0.1
Total restructuring charges	0.7	4.3	6.4	10.2
Impairment charges
Lease impairment charges	—	—	0.2	—
Goodwill impairment	—	67.3	—	67.3
Other intangible assets impairment	—	4.5	—	4.5
Total impairment charges	—	71.8	0.2	71.8
Total restructuring and impairment charges	$0.7	$76.1	$6.6	$82.0

Restructuring Charges - Manufacturing Footprint Consolidation
In June 2024, we announced our intent to consolidate our high frequency circuit material manufacturing operations, impacting our Evergem, Belgium facility, which was completed in the fourth quarter of 2025. We incurred $3.6 million in restructuring charges in the three months ended June 30, 2025, of which $2.9 million related to severance and other termination benefits and $0.7 million related to accelerated depreciation.
In July 2025, we announced our intention to implement initiatives to reduce costs in the curamik® business under our AES operating and reportable segment and expect to record expenses in the range of $12.0 million to $15.0 million comprised of severance costs, property plant and equipment relocation and reinstallation costs, consulting fees and other miscellaneous cash costs.
During the three and six months ended June 30, 2026, we recognized $0.6 million and $5.0 million, respectively, in restructuring charges, nearly all of which relate to severance and termination benefits.
Restructuring Charges - Global Workforce Reduction
In 2025, we announced a plan to reduce our global workforce that was substantially completed in the second half of 2025. We incurred $0.1 million and $0.7 million in pre-tax restructuring charges related to this plan for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $2.5 million in pre-tax restructuring charges related to this plan for the six months ended June 30, 2026 and 2025, respectively, all of which were related to severance and other termination benefits.
Restructuring Charges - Executive Leadership Transition
In July 2025, certain executives left the Company as part of an executive leadership transition. In addition to these departures, other related organizational changes were made leading to departures of additional personnel through March 2026. We have incurred $0.8 million in restructuring charges related to this transition in the six months ended June 30, 2026 for severance and other termination benefits.
Restructuring Severance and Related Benefits Accrual
Remaining severance and related benefits to be paid for the manufacturing footprint consolidation, global workforce reduction, and executive leadership transition restructuring projects is presented in the table below for the period ended June 30, 2026:

(Dollars in thousands)	Restructuring Severance and Related Benefits
Balance as of December 31, 2025	$10.2
Provisions	6.3
Payments	(12.6)
Foreign currency translation adjustment	(0.1)
Balance as of June 30, 2026	$3.8
Allocation of Restructuring and Impairment Charges to Operating and Reportable Segments
The following table summarizes the allocation of restructuring and impairment charges to our operating and reportable segments:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Advanced Electronics Solutions
Allocated restructuring charges	$0.7	$3.8	$6.0	$8.5
Allocated impairment charges	—	71.8	0.2	71.8
Elastomeric Material Solutions
Allocated restructuring charges	—	0.5	0.4	1.7
Total restructuring and impairment charges	$0.7	$76.1	$6.6	$82.0

Other Income (Expense), Net
The components of the “Other income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign currency translation impacts	$1.9	$(1.9)	$3.2	$(3.2)
Foreign currency derivative impacts	(1.3)	(0.2)	(2.3)	(0.4)
Copper derivative impacts	0.5	(0.1)	0.5	0.1
Other	—	—	—	(0.3)
Total other income (expense), net	$1.1	$(2.2)	$1.4	$(3.8)
Interest Income, Net
The components of the “Interest income, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Line of credit fees	$(0.3)	$(0.3)	$(0.6)	$(0.6)
Debt issuance amortization costs	(0.1)	(0.1)	(0.2)	(0.2)
Interest income	0.9	0.8	1.7	1.6
Other	(0.2)	—	(0.3)	(0.1)
Total interest income, net	$0.3	$0.4	$0.6	$0.7
Note 14 – Income Taxes
Compared to the 21% U.S. statutory federal income tax rate, we had a tax rate of 36.4% in the second quarter of 2026. During the quarter, our effective tax rate was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
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
We had a tax rate of 44.6% in the six months ended June 30, 2026. The effective rate for the first six months of 2026 was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
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
Recently Issued Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require new disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. Adoption should be applied either prospectively to financial statements issued after the effective date, or retrospectively to any or all prior periods presented in the financial statements. We anticipate adopting ASU 2024-03 in our Annual Report on Form 10-K for the year ending December 31, 2027, using a prospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and accompanying notes.
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
Executive Summary
The following synopsis and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the second quarter of 2026 as compared to the second quarter of 2025, our net sales increased approximately 6.9% to $216.8 million, our gross margin increased approximately 90 basis points to 32.5% from 31.6%, and we had an operating margin of 9.2% compared to an operating loss of 33.3%.
•We repurchased 22.6 thousand shares of our capital stock for $3.0 million in the second quarter of 2026.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	32.5%	31.6%	32.4%	30.8%

Selling, general and administrative expenses	19.5%	23.9%	20.0%	23.7%
Research and development expenses	3.4%	3.5%	3.4%	3.6%
Restructuring and impairment charges	0.3%	37.5%	1.6%	20.8%
Other operating (income) expense, net	0.1%	—%	0.1%	(0.1)%
Operating income (loss)	9.2%	(33.3)%	7.4%	(17.2)%

Other income (expense), net	0.5%	(1.1)%	0.3%	(1.0)%
Interest income, net	0.1%	0.2%	0.1%	0.2%
Income (loss) before income taxes	9.9%	(34.2)%	7.8%	(18.0)%
Income tax expense	3.6%	2.1%	3.5%	1.1%
Net income (loss)	6.3%	(36.3)%	4.3%	(19.1)%

Net Sales and Gross Margin
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$216.8	$202.8	$417.3	$393.3
Gross margin	$70.4	$64.0	$135.0	$121.0
Percentage of net sales	32.5%	31.6%	32.4%	30.8%
Net sales increased in the second quarter by 6.9%, or $14.0 million, of which $8.7 million was driven by higher demand and $5.3 million of currency benefit. By end market, sales increased in the electronics and communications, industrial, and automotive markets, partially offset by lower net sales in the aerospace and defense market, in the second quarter of 2026 compared to the second quarter of 2025.
Net sales increased in the first six months by 6.1%, or $24.0 million, of which $10.9 million was driven by higher demand and $13.1 million of currency benefit. By end market, sales increased in the electronics and communications and industrial markets, partially offset by lower net sales in the automotive market, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Gross margin as a percentage of net sales increased approximately 90 basis points to 32.5% in the second quarter of 2026 compared to 31.6% in the second quarter of 2025. Gross margin in the second quarter of 2026 increased due to higher sales volume, favorable mix, and operational efficiencies, partially offset by increased raw material costs.
Gross margin as a percentage of net sales increased approximately 160 basis points to 32.4% in the six months ended June 30, 2026 compared to 30.8% in the six months ended June 30, 2025. Gross margin in the six months ended June 30, 2026 increased due to higher sales volume, favorable mix, and productivity improvements from cost savings following our manufacturing footprint consolidation in Belgium and Germany, partially offset by increased raw material costs.

Selling, General and Administrative Expenses
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Selling, general and administrative expenses	$42.2	$48.5	$83.4	$93.0
Percentage of net sales	19.5%	23.9%	20.0%	23.7%
SG&A expenses decreased 13.0% in the second quarter of 2026 from the second quarter of 2025, primarily due to a $2.1 million reduction in professional services costs, a $2.2 million reduction in total compensation and benefit expense, and a $0.5 million reduction in software costs.

SG&A expenses decreased 10.3% in the six months ended June 30, 2026 from the six months ended June 30, 2025, primarily due to a $2.2 million reduction in total compensation and benefit expense, a $4.6 million reduction in professional services costs, and a $1.4 million reduction in software costs.

Research and Development Expenses
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Research and development expenses	$7.3	$7.0	$14.0	$14.1
Percentage of net sales	3.4%	3.5%	3.4%	3.6%
R&D expenses increased 4.3% in the second quarter of 2026 from the second quarter of 2025, primarily due to a $0.5 million increase in R&D trials for product development, partially offset by a $0.4 million decrease in compensation and benefits expense.
R&D expenses decreased 0.7% in the six months ended June 30, 2026 from the six months ended June 30, 2025, primarily due to a $1.1 million decrease in compensation and benefits expense, partially offset by a $0.2 million increase in professional services and a $0.5 million increase in R&D trials for product development.

Restructuring and Impairment Charges
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restructuring and impairment charges	$0.7	$76.1	$6.6	$82.0
We incurred restructuring and impairment charges of $0.7 million and $6.6 million in the three and six months ended June 30, 2026, due to our footprint consolidation actions in our Eschenbach, Germany facility, the executive leadership transition, additional reduction in forces, and the impairment of our Mexico facility lease. For additional information, refer to “Note 13 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1, of this Form 10-Q.

Other Income (Expense), Net
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Other income (expense), net	$1.1	$(2.2)	$1.4	$(3.8)
Other income (expense), net was income of $1.1 million in the second quarter of 2026 compared to expense of $2.2 million in the second quarter of 2025. The increase was primarily due to $3.8 million of favorable year-over-year changes in impacts from foreign currency transactions combined with $0.6 million for our copper derivative, partially offset by $1.0 million in unfavorable performance on foreign exchange derivative contracts.
Other income (expense), net was income of $1.4 million in the six months ended June 30, 2026 compared to expense of $3.8 million in the six months ended June 30, 2025. The increase was primarily due to $6.4 million of favorable year-over-year changes in impacts from foreign currency transactions, partially offset by $1.8 million in unfavorable performance on foreign exchange derivative contracts.

Interest Income, Net
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income, net	$0.3	$0.4	$0.6	$0.7
Interest income, net, was flat for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Income Taxes
	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income tax expense	$7.8	$4.3	$14.6	$4.1
Effective tax rate	36.4%	(6.2)%	44.6%	(5.8)%
Compared to the 21% U.S. statutory federal income tax rate, we had a tax rate of 36.4% in the second quarter of 2026. During the quarter, our effective tax rate was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
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
We had a tax rate of 44.6% in the six months ended June 30, 2026. The effective rate for the first six months of 2026 was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
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
Operating Segment Net Sales and Gross Margin
Advanced Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$117.5	$109.0	$225.2	$213.2
Gross margin	$33.5	$30.9	$64.9	$60.0
Percentage of net sales	28.5%	28.3%	28.8%	28.1%
AES net sales increased in the second quarter by 7.8%, or $8.5 million, of which $5.2 million was driven by higher demand and $3.3 million of currency benefit. By end market, sales increased for electronics and communications, and automotive, while sales in the aerospace and defense market were lower, in the second quarter of 2026 compared to the second quarter of 2025.
AES net sales increased in the first six months by 5.6%, or $12.0 million, of which $3.5 million was driven by higher demand and $8.5 million of currency benefit. By end market, sales increased for electronics and communications, automotive, and industrial, while sales in the aerospace and defense market were lower, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Our AES operating and reportable segment gross margin as a percentage of net sales in the second quarter of 2026 was 28.5% as compared to 28.3% in the second quarter of 2025. Gross margin improved primarily due to higher sales volume and favorable mix, partially offset by increased raw material costs.
Our AES operating and reportable segment gross margin as a percentage of net sales in the six months ended June 30, 2026 was 28.8% as compared to 28.1% in the six months ended June 30, 2025. Gross margin improved primarily due to higher sales volume, favorable mix, and productivity improvements from cost savings following our manufacturing footprint consolidation in Belgium and Germany, partially offset by lower utilization from a new production line and increased raw material costs.
Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$94.8	$89.4	$183.2	$172.0
Gross margin	$35.0	$31.5	$66.3	$58.2
Percentage of net sales	36.9%	35.2%	36.2%	33.8%
EMS net sales increased in the second quarter by 6.0%, or $5.4 million, of which $3.6 million was driven by higher demand and $1.8 million of currency benefit. By end market, sales increased in the industrial, electronics and communications, and aerospace and defense markets, partially offset by lower sales in the automotive market, in the second quarter of 2026 compared to the second quarter of 2025.
EMS net sales increased in the first six months by 6.5%, or $11.2 million, of which $6.9 million was driven by higher demand and $4.3 million of currency benefit. By end market, sales increased in the industrial, electronics and communications, and aerospace and defense markets, partially offset by lower sales in the automotive market, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Our EMS operating and reportable segment gross margin as a percentage of net sales in the second quarter of 2026 was 36.9% as compared to 35.2% in the second quarter of 2025. Gross margin improved primarily due to increased sales volume and related utilization benefits and operational efficiencies.
Our EMS operating and reportable segment gross margin as a percentage of net sales in the six months ended June 30, 2026 was 36.2% as compared to 33.8% in the six months ended June 30, 2025. Gross margin improved primarily due to increased sales volume and related utilization benefits and productivity improvements.
Other

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$4.5	$4.4	$8.9	$8.1
Gross margin	$1.9	$1.6	$3.8	$2.8
Percentage of net sales	42.2%	36.4%	42.7%	34.6%
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in millions)	June 30, 2026	December 31, 2025
U.S.	$74.3	$100.1
Europe	37.5	40.7
Asia	69.6	56.2
Total cash and cash equivalents	$181.4	$197.0
Approximately $107.1 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2026. We did not make any changes in the six months ended June 30, 2026 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our cash and cash equivalents located in Asia are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in millions)	June 30, 2026	December 31, 2025
Key Financial Position Accounts:
Cash and cash equivalents	$181.4	$197.0
Short-term investments	$30.0	$—
Accounts receivable, net	$149.2	$130.6
Inventories, net	$130.0	$125.0
Changes in key financial position accounts and other significant changes in our condensed consolidated statements of financial position from December 31, 2025 to June 30, 2026 were as follows:
•Cash and cash equivalents were $181.4 million as compared to $197.0 million as of December 31, 2025, a decrease of $15.6 million, or 7.9%. This decrease was primarily due to cash used in investing and financing activities, partially offset by cash provided by operations and favorable impacts of exchange rates on cash.
•Short-term investments were $30.0 million as compared to nil as of December 31, 2025. The addition of short-term investments was due to the purchase of time deposits with original maturities of more than three months and less than twelve months at the date of purchase, as of June 30, 2026.
•Accounts receivable, net increased 14.2% to $149.2 million as of June 30, 2026 from $130.6 million as of December 31, 2025. The increase was primarily due to higher net sales in the last month of the second quarter of 2026 compared to the last month of the fourth quarter of 2025.
•Inventories were $130.0 million as of June 30, 2026, compared to $125.0 million as of December 31, 2025. The change was due to higher levels of raw materials inventory, offset by lower levels of work-in-process and finished goods inventory.

	Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025
Key Cash Flow Measures:
Net cash provided by operating activities	$30.2	$25.4
Net cash used in investing activities	$(40.3)	$(3.4)
Net cash used in financing activities	$(4.6)	$(29.6)
Changes in key cash flow measures and other significant changes in our condensed consolidated statements of cash flows from June 30, 2025 to June 30, 2026 were as follows:
•Net cash used in investing activities was $40.3 million as compared to $3.4 million as of June 30, 2025, an increase in net cash used of $36.9 million. This increase in net cash used was primarily due to purchases of short-term investments, which consists of time deposits with original maturities of more than three months and less than twelve months at the date of purchase.
•Net cash used in financing activities was $4.6 million as compared to $29.6 million as of June 30, 2025, a decrease in net cash used of $25.0 million. This decrease in net cash used was primarily due to a lower level of share repurchase activity.
In 2026, we expect capital spending to be in the range of approximately $30.0 million to $35.0 million. We plan to fund our capital spending in 2026 with cash from operations and cash on hand.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2026.
Contingencies
During the second quarter of 2026, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2026. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of June 30, 2026. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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
There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year ending December 31, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
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
(c) Stock Repurchases

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2026 to April 30, 2026	—	$—	—	$51.8
May 1, 2026 to May 31, 2026	22,618	$132.64	22,618	$48.8
June 1, 2026 to June 30, 2026	—	$—	—	$48.8
For the three months ended June 30, 2026, we repurchased shares for a total value of $3.0 million under a $200.0 million share repurchase program approved by our Board of Directors. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of June 30, 2026, $48.8 million remained for repurchase under the share repurchase program. All repurchases were made using cash from operations. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

List of Exhibits:

10.1	Letter Agreement between the Company and Ali El-Haj, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2026.

10.2	Rogers Corporation 2019 Long-Term Equity Compensation Plan - Time-Based Restricted Stock Unit Award Agreement

10.3	Rogers Corporation 2019 Long-Term Equity Compensation Plan - Performance-Based Restricted Stock Unit Award Agreement - Total Shareholder Return

10.4	Rogers Corporation 2019 Long-Term Equity Compensation Plan - Performance-Based Restricted Stock Unit Award Agreement - Net Sales

10.5	Rogers Corporation 2026 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Repot on Form 8-K on May 7, 2026

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and June 30, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and June 30, 2025, (iii) Condensed Consolidated Statements of Financial Position as of June 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

By: /s/ Laura Russell
Laura Russell
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: July 28, 2026