Form 10-Q
period 2026-09-30
ROGERS CORP
filed 2026-10-28
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of October 23, 2026 was 17,795,440.

ROGERS CORPORATION
FORM 10-Q

September 30, 2026
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

ROGERS CORPORATION
Defined Terms(1)

Term	Definition
ADAS	Advanced driver assistance systems
AES	Advanced Electronics Solutions
APAC	Asia - Pacific
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
EMEA	Europe, the Middle East and Africa
EMS	Elastomeric Material Solutions
ERP	Enterprise resource planning
EV/HEV	Electric Vehicles/Hybrid Electric Vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fifth Amended Credit Agreement	Fifth Amended and Restated Credit Agreement, dated as of March 24, 2023, among Rogers Corporation, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, Citibank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents
Guarantors	Existing and future material domestic subsidiaries
OECD	Organization for Economic Co-operation and Development
R&D	Research and development
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Union Plan	Rogers Corporation Employees’ Pension Plan
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

(1)Certain terms used within this Form 10-Q are defined in the table above.

Part I – Financial Information
Item 1.    Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$236.1	$216.0	$653.4	$609.3
Cost of sales	155.4	143.7	437.7	416.0
Gross margin	80.7	72.3	215.7	193.3

Selling, general and administrative expenses	42.6	41.6	126.0	134.6
Research and development expenses	7.0	7.4	21.0	21.5
Restructuring, asset impairment, and other charges	1.0	7.1	7.6	89.1
Other operating expense, net	—	0.5	0.3	0.2
Operating income (loss)	30.1	15.7	60.8	(52.1)

Other income (expense), net	0.3	0.4	1.7	(3.4)
Interest income, net	0.6	0.2	1.2	0.9
Income (loss) before income taxes	31.0	16.3	63.7	(54.6)
Income tax expense	8.4	7.7	23.0	11.8
Net income (loss)	$22.6	$8.6	$40.7	$(66.4)

Basic earnings (loss) per share	$1.27	$0.48	$2.29	$(3.63)
Diluted earnings (loss) per share	$1.26	$0.48	$2.27	$(3.63)

Shares used in computing:
Basic earnings (loss) per share	17.8	18.1	17.8	18.3
Diluted earnings (loss) per share	17.9	18.1	17.9	18.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$22.6	$8.6	$40.7	$(66.4)

Foreign currency translation adjustment	2.4	(3.3)	(7.5)	47.9
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 2)	0.1	—	0.2	0.2
Other comprehensive income (loss)	2.5	(3.3)	(7.3)	48.1
Comprehensive income (loss)	$25.1	$5.3	$33.4	$(18.3)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in millions, except par value)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$206.1	$197.0
Short-term investments	30.3	—
Accounts receivable, net	155.4	130.6
Contract assets	29.0	27.9
Inventories, net	130.6	125.0
Asbestos-related insurance recoverables, current portion	4.7	4.7
Other current assets	16.7	14.8
Total current assets	572.8	500.0
Property, plant and equipment, net	353.5	372.4
Operating lease right-of-use assets	13.7	19.2
Goodwill	303.0	303.4
Intangible assets, net of accumulated amortization	90.7	99.3
Asbestos-related insurance recoverables, non-current portion	48.1	48.1
Deferred income taxes	58.4	67.0
Other long-term assets	19.6	20.5
Total assets	$1,459.8	$1,429.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$63.3	$42.9
Accrued employee benefits and compensation	38.2	43.2
Accrued income taxes payable	6.6	10.2
Operating lease obligations, current portion	3.4	3.9
Asbestos-related liabilities, current portion	5.5	5.5
Other accrued liabilities	21.5	20.4
Total current liabilities	138.5	126.1
Operating lease obligations, non-current portion	10.8	17.9
Asbestos-related liabilities, non-current portion	51.4	51.9
Non-current income tax	5.1	4.8
Deferred income taxes	17.6	17.7
Other long-term liabilities	14.3	15.8
Commitments and contingencies (Note 9)
Shareholders’ equity
Capital stock - $1 par value; 50.0 authorized shares; 17.8 and 17.8 shares issued and outstanding	17.8	17.8
Additional paid-in capital	98.7	105.7
Retained earnings	1,160.0	1,119.3
Accumulated other comprehensive loss	(54.4)	(47.1)
Total shareholders' equity	1,222.1	1,195.7
Total liabilities and shareholders' equity	$1,459.8	$1,429.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Capital Stock
Balance, beginning of period	$17.9	$18.1	$17.8	$18.5
Shares issued for vested restricted stock units, net of shares withheld for taxes	—	—	0.1	—
Shares repurchased	(0.1)	(0.2)	(0.1)	(0.6)
Balance, end of period	17.8	17.9	17.8	17.9
Additional Paid-In Capital
Balance, beginning of period	106.3	126.4	105.7	147.3
Shares issued for vested restricted stock units, net of shares withheld for taxes	(1.3)	—	(2.6)	(1.4)
Shares issued for employee stock purchase plan	—	—	0.6	0.7
Equity compensation expense	3.0	0.8	7.3	8.7
Shares repurchased, including excise tax	(9.3)	(9.9)	(12.3)	(38.0)
Balance, end of period	98.7	117.3	98.7	117.3
Retained Earnings
Balance, beginning of period	1,137.4	1,106.1	1,119.3	1,181.1
Net income (loss)	22.6	8.6	40.7	(66.4)
Balance, end of period	1,160.0	1,114.7	1,160.0	1,114.7
Accumulated Other Comprehensive Loss
Balance, beginning of period	(56.9)	(43.9)	(47.1)	(95.3)
Other comprehensive income (loss)	2.5	(3.3)	(7.3)	48.1
Balance, end of period	(54.4)	(47.2)	(54.4)	(47.2)
Total Shareholders’ Equity	$1,222.1	$1,202.7	$1,222.1	$1,202.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating Activities:
Net income (loss)	$40.7	$(66.4)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39.9	39.7
Equity compensation expense	7.3	8.7
Deferred income taxes	8.7	(5.2)
Impairment charges	0.2	71.8
Other non-cash charges, net	(0.5)	1.2
Changes in assets and liabilities:
Accounts receivable	(26.2)	(3.9)
Contract assets	(1.7)	(1.2)
Inventories, net	(6.4)	5.5
Other current assets	(2.0)	(2.1)
Accounts payable and other accrued expenses	23.7	4.6
Other, net	(12.1)	1.6
Net cash provided by operating activities	71.6	54.3

Investing Activities:
Capital expenditures	(16.8)	(25.4)
Proceeds from the sale of property, plant and equipment, net	—	13.4
Proceeds from the sale of marketable equity securities	0.6	1.0
Purchases of short-term investments and marketable equity securities	(30.1)	(0.2)
Net cash used in investing activities	(46.3)	(11.2)

Financing Activities:
Payments of finance lease obligations	(1.3)	(1.2)
Payments of taxes related to net share settlement of equity awards	(2.6)	(1.4)
Proceeds from issuance of shares to employee stock purchase plan	0.6	0.7
Share repurchases	(12.3)	(38.1)
Net cash used in financing activities	(15.6)	(40.0)

Effect of exchange rate fluctuations on cash	(0.6)	4.9

Net increase in cash and cash equivalents	9.1	8.0
Cash and cash equivalents at beginning of period	197.0	159.8
Cash and cash equivalents at end of period	$206.1	$167.8

Supplemental Disclosures:
Accrued capital additions	$2.7	$3.7
Cash paid during the period for:
Interest, net of amounts capitalized	$1.2	$0.9
Income taxes, net of refunds	$17.0	$16.8
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
Note 2 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Total
Balance as of December 31, 2025	$(39.5)	$(7.6)	$(47.1)
Other comprehensive loss before reclassifications	(7.5)	—	(7.5)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Other comprehensive income (loss)	(7.5)	0.2	(7.3)
Balance as of September 30, 2026	$(47.0)	$(7.4)	$(54.4)

Balance as of December 31, 2024	$(86.7)	$(8.6)	$(95.3)
Other comprehensive income before reclassifications	47.9	—	47.9
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Other comprehensive income	47.9	0.2	48.1
Balance as of September 30, 2025	$(38.8)	$(8.4)	$(47.2)
(1) Net of taxes of $1.1 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively. Net of taxes of $1.4 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively.
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
•Commodity – The fair value of copper derivatives is computed using a combination of intrinsic and time value valuation models, which are collectively a function of five primary variables: price of the underlying instrument, time to expiration, strike price, interest rate, and volatility. The intrinsic valuation model reflects the difference between the strike price of the underlying copper derivative instrument and the current prevailing copper prices in an over-the-counter market at period end. The time value valuation model incorporates changes in the price of the underlying copper derivative instrument, the time value of money, the underlying copper derivative instrument’s strike price, and the remaining time to the underlying copper derivative instrument’s expiration date from the period end date.
As of September 30, 2026, we did not have any derivative contracts that qualified for hedge accounting treatment.

Foreign Currency
During the nine months ended September 30, 2026, we entered into U.S. dollar and euro forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2026, the notional values of the remaining foreign currency forward contracts were as follows:

(Amounts in millions)
Currencies (Buy/Sell)	Maturity Date	Notional Amount (Buy/Sell)
USD/CNY	November 3, 2026	$57.9 / ¥390.0
EUR/USD	November 2, 2026	€12.1 / $13.8
Commodity
As of September 30, 2026, we had 12 outstanding contracts to hedge exposure related to the commodity price of copper in our AES operating and reportable segment. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in the “Other income (expense), net” line item in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2026, the volume of our copper contracts outstanding was as follows:

(Volume in ones, notional in millions)
Contract Period	Volume	Notional Amount
October 2026 - December 2026	69 metric tons per month	$2.3
January 2027 - March 2027	69 metric tons per month	$2.7
April 2027 - June 2027	69 metric tons per month	$2.8
July 2027 - September 2027	69 metric tons per month	$2.9
Effects on Financial Statements
The following table presents the impact from these instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss):

		Three Months Ended		Nine Months Ended
(Dollars in millions)	Financial Statement Line Item	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(0.7)	$(0.4)	$(3.0)	$(0.8)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$0.5	$—	$1.0	$0.1
Note 4 - Balance Sheet Items
Accounts Receivable
The “Accounts receivable, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	September 30, 2026	December 31, 2025
Accounts receivable - trade	$149.4	$121.2
Allowance for credit losses	(1.5)	(1.3)
Accounts receivable - other	7.5	10.7
Total accounts receivable, net	$155.4	$130.6

Contract Assets
We had contract assets primarily related to unbilled revenue for products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the “Contract assets” line item in the condensed consolidated statements of financial position. We did not have any contract liabilities as of September 30, 2026 or December 31, 2025. No impairment losses were recognized in either of the three- and nine-month periods ended September 30, 2026 or September 30, 2025 on any contract assets arising from our contracts with customers. Our contract assets by operating segment as of September 30, 2026 and December 31, 2025 were as follows:

(Dollars in millions)	September 30, 2026	December 31, 2025
Advanced Electronics Solutions	$25.5	$24.0
Elastomeric Material Solutions	0.1	0.1
Other	3.4	3.8
Total contract assets	$29.0	$27.9
Short-term investments
The “Short-term investments” line on the condensed consolidated statements of financial position consists of time deposits with original maturities of more than three months and less than twelve months at the date of purchase, and with remaining maturities of twelve months or less as of September 30, 2026. Interest earned on these investments is recorded within the “Interest income, net” line item in the condensed consolidated statements of operations. All short-term investments are measured and recorded at fair value on a recurring basis and classified as Level 2 within the fair value hierarchy. As of September 30, 2026, these investments had an amortized cost and fair value of $30.3 million. There were no short-term investments at December 31, 2025.
Inventories
The “Inventories, net” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	September 30, 2026	December 31, 2025
Raw materials	$58.8	$51.9
Work-in-process	39.7	42.3
Finished goods	32.1	30.8
Total inventories	$130.6	$125.0
Accounts Payable
The “Accounts payable” line item in the condensed consolidated statements of financial position consisted of the following:

(Dollars in millions)	September 30, 2026	December 31, 2025
Accounts payable - trade	$59.4	$41.3
Accounts payable - other	3.9	1.6
Total accounts payable	$63.3	$42.9

Note 5 - Leases
Finance Leases
We have finance leases primarily related to manufacturing equipment. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities were nil for both the three months ended September 30, 2026 and 2025. Noncash activities involving finance lease right-of-use assets obtained in exchange for lease liabilities were nil and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively. Our expenses and payments for finance leases were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization expense of finance lease right-of-use assets	$0.3	$0.5	$1.1	$1.3
Interest expense on finance lease obligations	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Payments on finance lease obligations	$0.4	$0.4	$1.3	$1.2
Operating Leases
We have operating leases primarily related to manufacturing and R&D facilities, as well as vehicles. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities were $0.2 million for both the three months ended September 30, 2026 and 2025. Noncash activities involving operating lease right-of-use assets obtained in exchange for lease liabilities were $0.8 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. Our expenses and payments for operating leases were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating leases expense	$1.2	$1.6	$3.7	$4.5
Short-term leases expense	$0.1	$0.2	$0.4	$0.6
Payments on operating lease obligations	$3.5	$1.2	$6.2	$4.0
Lease Balances in the Statements of Financial Position
The assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in millions)	Financial Statement Line Item	September 30, 2026	December 31, 2025
Finance lease right-of-use assets	Property, plant and equipment, net	$7.2	$8.6
Operating lease right-of-use assets	Operating lease right-of-use assets	$13.7	$19.2

Finance lease obligations, current portion	Other accrued liabilities	$1.3	$1.4
Finance lease obligations, non-current portion	Other long-term liabilities	$6.2	$7.4
Total finance lease obligations		$7.5	$8.8

Operating lease obligations, current portion	Operating lease obligations, current portion	$3.4	$3.9
Operating lease obligations, non-current portion	Operating lease obligations, non-current portion	$10.8	$17.9
Total operating lease obligations		$14.2	$21.8

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of September 30, 2026:

	Finance	Operating
(Dollars in millions)	Leases in Effect	Leases in Effect
2026	$0.4	$1.3
2027	1.5	3.8
2028	1.4	2.7
2029	1.3	2.5
2030	1.3	2.3
Thereafter	2.7	3.8
Total lease payments	8.6	16.4
Less: Interest	(1.1)	(2.2)
Present Value of Future Minimum Lease Payments	$7.5	$14.2
There were no material executed leases with future commencement dates as of September 30, 2026.
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	September 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Finance leases	6.1 years	6.7 years
Operating leases	5.3 years	6.4 years
Weighted Average Discount Rate
Finance leases	4.63%	4.70%
Operating leases	5.24%	5.55%
On July 13, 2026, the Company entered into a settlement agreement with the landlord related to our leased facility in Mexico. Under the agreement, we terminated the lease in exchange for a settlement payment of $2.6 million. As a result of the settlement, the remaining right-of-use asset and lease liability, each with a carrying value of $3.5 million, were derecognized during the third quarter of 2026.
Note 6 – Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
December 31, 2025	$51.7	$249.5	$2.2	$303.4
Foreign currency translation adjustment	—	(0.4)	—	(0.4)
September 30, 2026	$51.7	$249.1	$2.2	$303.0

Intangible Assets
The carrying amount of intangible assets were as follows:

	September 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount
Customer relationships	$180.1	$110.8	$69.3	$180.9	$—	$105.6	$75.3
Technology	78.5	68.4	10.1	79.4	—	67.2	12.2
Trademarks and trade names	20.0	8.7	11.3	20.1	—	8.3	11.8
Total definite-lived intangible assets	278.6	187.9	90.7	280.4	—	181.1	99.3
Indefinite-lived intangible asset	—	—	—	4.5	4.5	—	—
Total intangible assets	$278.6	$187.9	$90.7	$284.9	$4.5	$181.1	$99.3
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
The amortization expense related to intangible assets was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization expense	$2.7	$2.8	$8.0	$8.2
The estimated future amortization expense is $2.7 million, $10.2 million, $8.0 million, $7.5 million, and $7.1 million in 2026, 2027, 2028, 2029, and 2030, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of September 30, 2026, by intangible asset class, is presented in the table below:

Weighted Average Remaining Amortization Period
Customer relationships	6.4 years
Technology	2.5 years
Trademarks and trade names	8.2 years
Total intangible assets	6.2 years
Note 7 – Postretirement Benefit Plans
Pension Plan
As of September 30, 2026, we had one qualified noncontributory defined benefit pension plan, the Union Plan, which was frozen and ceased accruing benefits in 2013. The measurement date is December 31st for each respective plan year. We were not required to make any contributions to the Union Plan in 2025 and will not be required to make any contributions in 2026.

Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, which provides specified deferred compensation benefits to a certain group of select employees. The deferred compensation plan is funded through a rabbi trust, which is ultimately invested in accordance with each plan participant’s selections from pre-approved funds. As of September 30, 2026, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds. As of December 31, 2025, our deferred compensation plan primarily consisted of marketable securities, which includes mutual funds and fixed income funds. Marketable securities are recorded at fair value. The balances are reflected in the “Other long-term assets” line item in the condensed consolidated statements of financial position. The following table summarizes, by major security type, our marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value of Deferred Compensation Plan as of September 30, 2026
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.3	$0.5	$—	$4.8
Total	$4.3	$0.5	$—	$4.8

	Fair Value of Deferred Compensation Plan as of December 31, 2025
(Dollars in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 Securities:
Mutual funds	$4.1	$0.7	$(0.1)	$4.7
Level 2 Securities:
Fixed income funds	$0.1	$—	$—	$0.1
Total	$4.2	$0.7	$(0.1)	$4.8
Note 8 – Revolving Credit Facility
On March 24, 2023, the Company entered into a Fifth Amended and Restated Credit Agreement that provides for a $450.0 million revolving credit facility, with an expansion feature of up to $225.0 million, and which matures on March 24, 2028. The material terms of the Fifth Amended and Restated Credit Agreement are described in Note 9 to the consolidated financial statements included in the Company’s Annual Report. There have been no material changes to the terms of the Credit Agreement during the three and nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, the Company had no borrowings outstanding under the revolving credit facility and was in compliance with all financial and non‑financial covenants.
Note 9 – Commitments and Contingencies
We are currently engaged in the following material legal and environmental proceedings:
Asbestos
Overview
We, like many other industrial companies, have been named as a defendant in a number of lawsuits filed in courts across the country by persons alleging personal injury from exposure to products containing asbestos. We have never mined, milled, manufactured, or marketed asbestos; rather, we made and provided to industrial users a limited number of products that contained encapsulated asbestos, but we stopped manufacturing these products in the late 1980s. Most of the claims filed against us involve numerous defendants, sometimes as many as several hundred. In virtually all of the cases against us, the plaintiffs are seeking unspecified damages above a jurisdictional minimum against multiple defendants who may have manufactured, sold, or used asbestos-containing products to which the plaintiffs were allegedly exposed and from which they purportedly suffered injury. Most of these cases are being litigated in Maryland, Illinois, Missouri, and New York; however, we are also defending cases in other states. We continue to vigorously defend these cases, primarily on the basis of the plaintiffs’ inability to establish compensable loss as a result of exposure to our products. The indemnity and defense costs of our asbestos-related product liability litigation to date have been substantially covered by insurance.

The following table summarizes the change in number of asbestos claims outstanding for the nine months ended September 30, 2026:

Asbestos Claims
Claims outstanding as of January 1, 2026	442
New claims filed	129
Pending claims dismissed	(155)
Pending claims settled	(11)
Claims outstanding as of September 30, 2026	405
The total indemnity settlements for asbestos claims in 2026 were as follows:

(Dollars in millions)	September 30, 2026
Settlements	$5.2
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess, and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier has informed us that it intends to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages, and settlements or that coverage will be available as expected.
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
Our projected asbestos-related liabilities and insurance recoverables were as follows:

(Dollars in millions)	September 30, 2026	December 31, 2025
Asbestos-related liabilities	$56.9	$57.4
Asbestos-related insurance recoverables	$52.8	$52.8

Environmental Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program. As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred $2.0 million of aggregate remediation costs through September 30, 2026, substantially all of which was incurred and accrued for prior to 2023, and the accrual for future remediation efforts is $0.7 million.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(Dollars and shares in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income (loss)	$22.6	$8.6	$40.7	$(66.4)
Denominator:
Weighted-average shares outstanding - basic	17.8	18.1	17.8	18.3
Effect of dilutive shares	0.1	—	0.1	—
Weighted-average shares outstanding - diluted	17.9	18.1	17.9	18.3
Basic earnings (loss) per share	$1.27	$0.48	$2.29	$(3.63)
Diluted earnings (loss) per share	$1.26	$0.48	$2.27	$(3.63)
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three and nine months ended September 30, 2026, an immaterial number of shares were excluded from the calculation of diluted earnings per share.
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

Note 11 – Capital Stock and Equity Compensation
Share Repurchases
In 2015, we initiated a share repurchase program (the “Program”) of up to $100.0 million of the Company’s capital stock to mitigate the dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. In 2024, the Board of Directors authorized an additional $100.0 million to be used for share repurchases. The Program has no expiration date and may be suspended or discontinued at any time without notice. For the three months ended September 30, 2026, we repurchased 73,448 shares for an aggregate purchase price of $9.3 million funded through cash generated from operations and cash on hand. For the nine months ended September 30, 2026, we repurchased 96,066 shares for an aggregate purchase price of $12.3 million funded through cash generated from operations and cash on hand. As of September 30, 2026, $39.5 million remained available to repurchase under the Program. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.
Equity Compensation
Equity Compensation Expense
The components of equity compensation expense were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Performance-based restricted stock units expense	$1.1	$(0.7)	$1.7	$3.2
Time-based restricted stock units expense	1.3	1.1	4.1	4.6
Deferred stock units expense	0.5	0.4	1.2	0.6
Other	0.1	—	0.3	0.3
Total equity compensation expense	$3.0	$0.8	$7.3	$8.7
Performance-Based Restricted Stock Units
As of September 30, 2026, we had outstanding performance-based restricted stock units with a market condition from 2026, 2025 and 2024. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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

As of September 30, 2026, we had outstanding performance-based restricted stock units with a financial performance condition granted in 2026. These awards are subject to a three-year performance period covering January 1, 2026 through December 31, 2028 and generally vest, if at all, following the completion of the performance period. Employees whose employment terminates during the performance period due to death, disability, or, in certain cases, qualified retirement may be eligible to receive a pro‑rata payout based on the number of days employed during the performance period.
The performance-based restricted stock units with a financial performance condition have one performance criterion: annual net sales growth, measured over the three-year performance period, with the final payout determined based on the average payout level achieved for each year. The fair value of these awards was determined based on the market value of the Company’s common stock on the grant date, with cumulative compensation expense recognized to date adjusted based on changes in the estimated payout percentage at the end of each reporting period. As of September 30, 2026, the performance condition was considered probable of achievement. Accordingly, compensation expense has been recognized based on this estimated payout level. The Company accounts for forfeitures as they occur.
A summary of activity of the outstanding performance-based restricted stock units for the nine months ended September 30, 2026 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2025	109,916
Awards granted	53,522
Stock issued	—
Awards forfeited/cancelled	(64,194)
Awards outstanding as of September 30, 2026	99,244
Time-Based Restricted Stock Units
As of September 30, 2026, we had time-based restricted stock unit awards from 2026, 2025 and 2024 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price on the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the nine months ended September 30, 2026 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2025	115,905
Awards granted	78,129
Stock issued	(62,618)
Awards forfeited/cancelled	(23,601)
Awards outstanding as of September 30, 2026	107,815
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

A summary of activity of the outstanding deferred stock units for the nine months ended September 30, 2026 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2025	23,566
Awards granted	12,843
Stock issued	(22,616)
Awards outstanding as of September 30, 2026	13,793
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
Our AES operating and reportable segment designs, develops, manufactures and sells circuit materials, ceramic substrate materials, busbars and cooling solutions for applications in automotive (e.g., ADAS), aerospace and defense (e.g., antenna systems, communication systems and phased array radar systems), renewable energy (e.g., wind and solar), wireless infrastructure (e.g., power amplifiers, antennas and small cells), mass transit, industrial (e.g., variable frequency drives), connected devices (e.g., mobile internet devices and thermal solutions) and wired infrastructure (e.g., computing and internet protocol infrastructure) markets.
Our EMS operating and reportable segment designs, develops, manufactures, and sells engineered material solutions for a wide variety of applications and end markets. These solutions include polyurethane and silicone materials used in cushioning, gasketing and sealing, and vibration management applications; customized silicones used in flex heater and semiconductor thermal applications; and polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable protection, electrical insulation, conduction and shielding, hose and belt protection, vibration management, cushioning, gasketing and sealing, and venting applications. Collectively, these products serve customers across the general industrial, portable electronics, automotive, mass transit, aerospace and defense, footwear and impact mitigation, and medical markets.
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

Segment Information
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in millions)	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2026
Net sales - recognized over time	$44.1	$1.2	$4.0	$49.3
Net sales - recognized at a point in time	86.1	100.2	0.5	186.8
Total net sales	$130.2	$101.4	$4.5	$236.1
Cost of sales	$89.9	$62.5	$3.0	$155.4
Gross margin	$40.3	$38.9	$1.5	$80.7

Inventories, net	$78.3	$50.4	$1.9	$130.6
Depreciation expense	$5.3	$2.7	$0.2	$8.2

Three Months Ended September 30, 2025
Net sales - recognized over time	$47.7	$2.2	$3.8	$53.7
Net sales - recognized at a point in time	67.0	95.0	0.3	162.3
Total net sales	$114.7	$97.2	$4.1	$216.0
Cost of sales	$78.6	$62.5	$2.6	$143.7
Gross margin	$36.1	$34.7	$1.5	$72.3

Inventories, net	$85.7	$55.5	$1.7	$142.9
Depreciation expense	$4.4	$2.9	$0.2	$7.5

Nine Months Ended September 30, 2026
Net sales - recognized over time	$126.3	$4.5	$11.9	$142.7
Net sales - recognized at a point in time	229.1	280.1	1.5	510.7
Total net sales	$355.4	$284.6	$13.4	$653.4
Cost of sales	$250.2	$179.4	$8.1	$437.7
Gross margin	$105.2	$105.2	$5.3	$215.7

Inventories, net	$78.3	$50.4	$1.9	$130.6
Depreciation expense	$16.2	$8.1	$0.6	$24.9

Nine Months Ended September 30, 2025
Net sales - recognized over time	$121.5	$6.7	$11.2	$139.4
Net sales - recognized at a point in time	206.4	262.5	1.0	469.9
Total net sales	$327.9	$269.2	$12.2	$609.3
Cost of sales	$231.8	$176.3	$7.9	$416.0
Gross margin	$96.1	$92.9	$4.3	$193.3

Inventories, net	$85.7	$55.5	$1.7	$142.9
Depreciation expense	$13.0	$8.5	$0.6	$22.1

Segment Net Sales by Geographic Area
The following table presents net sales by our segment operations by geographic area for the periods indicated:

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Three Months Ended September 30, 2026
United States	$24.3	$40.5	$1.3	$66.1
Other Americas	0.8	2.5	(0.1)	3.2
Total Americas	25.1	43.0	1.2	69.3
China	47.0	28.2	1.3	76.5
Other APAC	12.8	9.0	0.6	22.4
Total APAC	59.8	37.2	1.9	98.9
Germany	15.0	5.9	0.2	21.1
Other EMEA	30.3	15.3	1.2	46.8
Total EMEA	45.3	21.2	1.4	67.9
Total net sales	$130.2	$101.4	$4.5	$236.1
Three Months Ended September 30, 2025
United States	$22.4	$38.0	$0.8	$61.2
Other Americas	0.5	3.7	0.1	4.3
Total Americas	22.9	41.7	0.9	65.5
China	38.0	29.3	1.4	68.7
Other APAC	11.0	8.7	0.3	20.0
Total APAC	49.0	38.0	1.7	88.7
Germany	14.3	5.4	0.1	19.8
Other EMEA	28.5	12.1	1.4	42.0
Total EMEA	42.8	17.5	1.5	61.8
Total net sales	$114.7	$97.2	$4.1	$216.0
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in millions)	Net Sales(1)
Region/Country	Advanced Electronics Solutions	Elastomeric Material Solutions	Other	Total
Nine Months Ended September 30, 2026
United States	$62.4	$112.1	$3.2	$177.7
Other Americas	3.4	9.6	—	13.0
Total Americas	65.8	121.7	3.2	190.7
China	130.0	73.0	4.5	207.5
Other APAC	41.2	25.9	1.3	68.4
Total APAC	171.2	98.9	5.8	275.9
Germany	42.1	19.5	0.6	62.2
Other EMEA	76.3	44.5	3.8	124.6
Total EMEA	118.4	64.0	4.4	186.8
Total net sales	$355.4	$284.6	$13.4	$653.4
Nine Months Ended September 30, 2025
United States	$67.4	$105.6	$2.5	$175.5
Other Americas	1.7	9.4	0.1	11.2
Total Americas	69.1	115.0	2.6	186.7
China	105.5	75.1	3.7	184.3
Other APAC	37.2	24.4	1.5	63.1
Total APAC	142.7	99.5	5.2	247.4
Germany	39.3	16.9	0.5	56.7
Other EMEA	76.8	37.8	3.9	118.5
Total EMEA	116.1	54.7	4.4	175.2
Total net sales	$327.9	$269.2	$12.2	$609.3
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
Note 13 – Supplemental Financial Information
Restructuring, Asset Impairment, and Other Charges
The components of the “Restructuring, asset impairment, and other charges” line item in the condensed consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restructuring charges
Manufacturing footprint consolidation	$0.8	$1.3	$5.8	$8.9
Global workforce reduction	0.2	0.4	0.8	2.9
Executive leadership transition	—	5.4	0.8	5.4
Other	—	—	—	0.1
Total restructuring charges	1.0	7.1	7.4	17.3
Impairment charges
Lease impairment charges	—	—	0.2	—
Goodwill impairment	—	—	—	67.3
Other intangible assets impairment	—	—	—	4.5
Total impairment charges	—	—	0.2	71.8
Total restructuring, asset impairment, and other charges	$1.0	$7.1	$7.6	$89.1

Restructuring Charges - Manufacturing Footprint Consolidation
In June 2024, we announced our intent to consolidate our high frequency circuit material manufacturing operations, impacting our Evergem, Belgium facility, which was completed in the fourth quarter of 2025. We incurred $1.3 million in restructuring charges in the three months ended September 30, 2025, substantially all of which were related to severance and other termination benefits.
In July 2025, we announced our intention to implement initiatives to reduce costs in the curamik® business under our AES operating and reportable segment and expect to record expenses in the range of $12.0 million to $15.0 million comprised of severance costs, property, plant and equipment relocation and reinstallation costs, consulting fees and other miscellaneous cash costs.
During the three and nine months ended September 30, 2026, we recognized $0.8 million and $5.8 million, respectively, in restructuring charges, nearly all of which relate to severance and termination benefits.
Restructuring Charges - Global Workforce Reduction
We incurred $0.2 million and $0.4 million in pre-tax restructuring charges related to the global workforce reduction for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $2.9 million in pre-tax restructuring charges related to this plan for the nine months ended September 30, 2026 and 2025, respectively, all of which were related to severance and other termination benefits.
Restructuring Charges - Executive Leadership Transition
In July 2025, certain executives left the Company as part of an executive leadership transition. In addition to these departures, other related organizational changes were made leading to departures of additional personnel through March 2026. We have incurred $0.8 million in restructuring charges related to this transition in the nine months ended September 30, 2026 for severance and other termination benefits.
Restructuring Severance and Related Benefits Accrual
Remaining severance and related benefits to be paid for the manufacturing footprint consolidation, global workforce reduction, and executive leadership transition restructuring projects is presented in the table below for the period ended September 30, 2026:

(Dollars in millions)	Restructuring Severance and Related Benefits
Balance as of December 31, 2025	$10.2
Provisions	7.3
Payments	(14.8)
Foreign currency translation adjustment	(0.1)
Balance as of September 30, 2026	$2.6
Allocation of Restructuring, Asset Impairment, and Other Charges to Operating and Reportable Segments
The following table summarizes the allocation of restructuring, asset impairment, and other charges to our operating and reportable segments:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Advanced Electronics Solutions
Allocated restructuring charges	$1.0	$4.2	$6.9	$12.7
Allocated impairment charges	—	—	0.2	71.8
Elastomeric Material Solutions
Allocated restructuring charges	—	2.9	0.5	4.6
Total restructuring, asset impairment, and other charges	$1.0	$7.1	$7.6	$89.1

Other Income (Expense), Net
The components of the “Other income (expense), net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency translation impacts	$0.4	$0.8	$3.6	$(2.4)
Foreign currency derivative impacts	(0.7)	(0.4)	(3.0)	(0.8)
Copper derivative impacts	0.5	—	1.0	0.1
Other	0.1	—	0.1	(0.3)
Total other income (expense), net	$0.3	$0.4	$1.7	$(3.4)
Interest Income, Net
The components of the “Interest income, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Line of credit fees	$(0.3)	$(0.3)	$(0.9)	$(0.9)
Debt issuance amortization costs	(0.2)	(0.2)	(0.4)	(0.4)
Interest income	1.1	0.7	2.8	2.3
Other	—	—	(0.3)	(0.1)
Total interest income, net	$0.6	$0.2	$1.2	$0.9
Note 14 – Income Taxes
Compared to the 21% U.S. statutory federal corporate income tax rate, we had a tax rate of 27.1% in the third quarter of 2026. During the quarter, our effective tax rate was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
We had a tax rate of 47.2% in the third quarter of 2025. During such quarter, our effective tax rate was unfavorably impacted by (i) an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized and (ii) an increase in reserves for uncertain tax positions.
We had a tax rate of 36.1% for the nine months ended September 30, 2026. The effective rate for the first nine months of 2026 was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
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
Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•failure to capitalize on, volatility within, or other adverse changes with respect to growth opportunities, such as delays in adoption or implementation of new technologies;
•our ability to realize the anticipated benefits of our cost reduction, restructuring, manufacturing and site consolidation and operational excellence initiatives;
•uncertain business, economic and political conditions in the U.S. and abroad, particularly in China, Germany, England, Belgium, South Korea, and Hungary where we maintain significant manufacturing, sales or administrative operations;
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
•business interruptions due to catastrophes, geopolitical events, or other similar events, such as natural disasters, war, terrorism, or public health crises;
•the impact of sanctions, export controls and other foreign asset or investment restriction;
•failure to realize, or delays in the realization of, anticipated benefits of acquisitions and divestitures due to, among other things, the existence of unknown liabilities or difficulty integrating acquired businesses;
•our ability to attract and retain management and skilled technical personnel;
•our ability to protect our proprietary technology from infringement by third parties and/or allegations that our technology infringes third-party rights;
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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report in addition to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and our other reports filed with the SEC, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q along with our audited consolidated financial statements and the related notes thereto in our Annual Report.
Company Overview
We design, develop, manufacture, and sell high-performance, high-reliability engineered materials and components that help customers solve complex challenges in connectivity, thermal management, power electronics, system protection, and other areas. We operate in two reportable segments: AES and EMS. Our remaining non-core operations are reported in our Other operating segment. We are headquartered in Chandler, Arizona.
Our strategy is to build a high-growth, high-performing company by strengthening our positions in attractive core markets and extending proven technologies and manufacturing capabilities into compelling adjacent opportunities.
Our core end markets include industrial, automotive, aerospace and defense, electronics, and communications. Demand in these markets is supported by market trends including aerospace and defense investment, electrification, higher levels of vehicle safety, factory automation, supply chain regionalization, and increasing demand for premium electronic devices.
Our targeted high-growth adjacent opportunities include AI data centers, advanced battery systems, and electromagnetic interference shielding, where we are leveraging established products, applications expertise, manufacturing capabilities, and customer relationships to address evolving performance requirements.
Our sales, applications engineering and technical service teams work closely with customers throughout the development process to understand system-level challenges and develop customized solutions. This customer-focused model, together with our broad product portfolio, global manufacturing footprint, regional technical support, and reputation for mission-critical reliability, supports strong customer relationships and our growth plans.
We are operating with greater focus and accountability to make faster decisions, shorten development cycles, and respond more quickly to customer needs. Our operational improvement initiatives include improving quality, yields, and throughput; strengthening procurement and supplier strategies; advancing continuous improvement; and maintaining a scalable cost structure.
We intend to continue investing in innovation, technical capabilities, and manufacturing capacity in a disciplined manner, while preserving financial flexibility and allocating capital to opportunities that we believe offer attractive risk-adjusted returns and create long-term shareholder value.
If we successfully execute this strategy, we believe we can increase annual revenues through a combination of growth in our core markets and targeted high-growth adjacent opportunities. We expect organic growth to be the primary driver, with the potential to be supplemented by disciplined acquisitions that add capabilities, strengthen market positions, or accelerate our strategic priorities. Achieving this revenue growth is also expected to result in higher profitability and earnings.
Executive Summary
The following factors should be considered when reviewing our results of operations, financial position, and liquidity:
•In the third quarter of 2026 as compared to the third quarter of 2025, our net sales increased approximately 9.3% to $236.1 million, our gross margin increased approximately 70 basis points to 34.2% from 33.5%, and we had an operating margin of 12.7% compared to an operating margin of 7.3%.
•We repurchased 73.4 thousand shares of our capital stock for $9.3 million in the third quarter of 2026.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	34.2%	33.5%	33.0%	31.7%

Selling, general and administrative expenses	18.0%	19.3%	19.3%	22.2%
Research and development expenses	3.0%	3.4%	3.2%	3.5%
Restructuring, asset impairment, and other charges	0.4%	3.3%	1.2%	14.6%
Other operating expense, net	—%	0.2%	—%	—%
Operating income (loss)	12.7%	7.3%	9.3%	(8.6)%

Other income (expense), net	0.1%	0.2%	0.3%	(0.6)%
Interest income, net	0.3%	0.1%	0.2%	0.1%
Income (loss) before income taxes	13.1%	7.5%	9.7%	(9.0)%
Income tax expense	3.6%	3.6%	3.5%	2.0%
Net income (loss)	9.6%	4.0%	6.2%	(10.9)%

Net Sales and Gross Margin
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$236.1	$216.0	$653.4	$609.3
Gross margin	$80.7	$72.3	$215.7	$193.3
Percentage of net sales	34.2%	33.5%	33.0%	31.7%
Net sales increased in the third quarter by 9.3%, or $20.1 million, of which $17.7 million was driven by higher demand and favorable pricing, including increases in average selling prices, and $2.4 million was attributable to favorable foreign currency exchange rates. Sales increased in all end markets, including the electronics and communications, automotive, and aerospace and defense markets, in the third quarter of 2026 compared to the third quarter of 2025.
Net sales increased in the first nine months by 7.2%, or $44.1 million, of which $28.6 million was driven by higher demand and favorable pricing, including increases in average selling prices, and $15.5 million was attributable to favorable foreign currency exchange rates. Sales increased in multiple end markets, including the electronics and communications and industrial markets, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Gross margin as a percentage of net sales increased approximately 70 basis points to 34.2% in the third quarter of 2026 compared to 33.5% in the third quarter of 2025. Gross margin in the third quarter of 2026 increased due to higher sales volume, favorable mix, and operational efficiencies, partially offset by increased raw material costs.
Gross margin as a percentage of net sales increased approximately 130 basis points to 33.0% in the nine months ended September 30, 2026 compared to 31.7% in the nine months ended September 30, 2025. Gross margin in the nine months ended September 30, 2026 increased due to higher sales volume, favorable mix, and productivity improvements from cost savings following our manufacturing footprint consolidation in Belgium and Germany, partially offset by increased raw material costs.

Selling, General and Administrative Expenses
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Selling, general and administrative expenses	$42.6	$41.6	$126.0	$134.6
Percentage of net sales	18.0%	19.3%	19.3%	22.2%
SG&A expenses increased 2.4% in the third quarter of 2026 from the third quarter of 2025, primarily due to an increase in compensation and benefit expense.

SG&A expenses decreased 6.4% in the nine months ended September 30, 2026 from the nine months ended September 30, 2025, primarily due to a $4.4 million reduction in professional services costs, a $1.5 million reduction in software costs, and a $1.0 million reduction in depreciation.

Research and Development Expenses
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development expenses	$7.0	$7.4	$21.0	$21.5
Percentage of net sales	3.0%	3.4%	3.2%	3.5%
R&D expenses decreased 5.4% in the third quarter of 2026 from the third quarter of 2025, primarily due to a $0.4 million reduction in R&D trials.
R&D expenses decreased 2.3% in the nine months ended September 30, 2026 from the nine months ended September 30, 2025, primarily due to a reduction in compensation and benefits expense.

Restructuring, Asset Impairment, and Other Charges
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restructuring, asset impairment, and other charges	$1.0	$7.1	$7.6	$89.1
We incurred restructuring, asset impairment, and other charges of $1.0 million and $7.6 million in the three and nine months ended September 30, 2026, respectively, due to our footprint consolidation actions in our Eschenbach, Germany facility, the executive leadership transition, additional reductions in force, and the impairment of our Mexico facility lease. For additional information, refer to “Note 13 – Supplemental Financial Information” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Other Income (Expense), Net
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Other income (expense), net	$0.3	$0.4	$1.7	$(3.4)
Other income (expense), net was income of $0.3 million in the third quarter of 2026 compared to income of $0.4 million in the third quarter of 2025. The decrease primarily reflected unfavorable foreign currency impacts, partially offset by favorable copper derivative performance.
Other income (expense), net was income of $1.7 million in the nine months ended September 30, 2026 compared to expense of $3.4 million in the nine months ended September 30, 2025. The increase was primarily due to $6.0     million of favorable year-over-year changes in impacts from foreign currency transactions combined with a $0.9 million increase related to our copper derivative, partially offset by $2.2 million in unfavorable performance on foreign exchange derivative contracts.

Interest Income, Net
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income, net	$0.6	$0.2	$1.2	$0.9
Interest income, net was $0.6 million in the third quarter of 2026 compared to $0.2 million in the third quarter of 2025. The increase was primarily due to interest income earned related to our short-term investments.
Interest income, net was $1.2 million in the nine months ended September 30, 2026 compared to $0.9 million in the nine months ended September 30, 2025. The increase was primarily due to interest income earned related to our short-term investments.

Income Taxes
	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income tax expense	$8.4	$7.7	$23.0	$11.8
Effective tax rate	27.1%	47.2%	36.1%	(21.6)%

Compared to the 21% U.S. statutory federal corporate income tax rate, we had a tax rate of 27.1% in the third quarter of 2026. During the quarter, our effective tax rate was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
We had a tax rate of 47.2% in the third quarter of 2025. During such quarter, our effective tax rate was unfavorably impacted by (i) an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized and (ii) an increase in reserves for uncertain tax positions.
We had a tax rate of 36.1% for the nine months ended September 30, 2026. The effective rate for the first nine months of 2026 was unfavorably impacted by an increase in the valuation allowance attributable to loss jurisdictions in which no tax benefit is anticipated to be realized.
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
Operating Segment Net Sales and Gross Margin
Advanced Electronics Solutions

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$130.2	$114.7	$355.4	$327.9
Gross margin	$40.3	$36.1	$105.2	$96.1
Percentage of net sales	31.0%	31.5%	29.6%	29.3%
AES net sales increased in the third quarter by 13.5%, or $15.5 million, of which $14.2 million was driven by higher demand and favorable pricing, including increases in average selling prices, and $1.3 million was attributable to favorable foreign currency exchange rates. Sales increased in all end markets, including electronics and communications, automotive, and industrial, in the third quarter of 2026 compared to the third quarter of 2025.
AES net sales increased in the first nine months by 8.4%, or $27.5 million, of which $17.7 million was driven by higher demand and favorable pricing, including increases in average selling prices, and $9.8 million was attributable to favorable foreign currency exchange rates. By end market, sales increased for electronics and communications, automotive, and industrial, while sales in the aerospace and defense market were lower, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Our AES operating and reportable segment gross margin as a percentage of net sales in the third quarter of 2026 was 31.0% compared to 31.5% in the third quarter of 2025. Gross margin declined primarily due to lower absorption from shift in production volumes between regions and increased raw material costs, partially offset by higher sales volumes and favorable mix.
Our AES operating and reportable segment gross margin as a percentage of net sales in the nine months ended September 30, 2026 was 29.6% compared to 29.3% in the nine months ended September 30, 2025. Gross margin improved primarily due to higher sales volume, favorable mix, and productivity improvements from cost savings following our manufacturing footprint consolidation in Belgium and Germany, partially offset by lower utilization from a new production line and increased raw material costs.
Elastomeric Material Solutions

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$101.4	$97.2	$284.6	$269.2
Gross margin	$38.9	$34.7	$105.2	$92.9
Percentage of net sales	38.4%	35.7%	37.0%	34.5%
EMS net sales increased in the third quarter by 4.3%, or $4.2 million, of which $3.2 million was driven by higher demand and favorable pricing, including increases in average selling prices, and $1.0 million was attributable to favorable foreign currency exchange rates. By end market, sales increased in the automotive and aerospace and defense markets, partially offset by slightly lower sales in the electronics and communication and industrial market, in the third quarter of 2026 compared to the third quarter of 2025.

EMS net sales increased in the first nine months by 5.7%, or $15.4 million, of which $10.1 million was driven by higher demand and favorable pricing, including increases in average selling prices, and $5.3 million was attributable to favorable foreign currency exchange rates. By end market, sales increased in the industrial, electronics and communications, and aerospace and defense markets, partially offset by lower sales in the automotive market, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Our EMS operating and reportable segment gross margin as a percentage of net sales in the third quarter of 2026 was 38.4% compared to 35.7% in the third quarter of 2025. Gross margin improved primarily due to increased sales volume, related utilization benefits, and operational efficiencies.
Our EMS operating and reportable segment gross margin as a percentage of net sales in the nine months ended September 30, 2026 was 37.0% compared to 34.5% in the nine months ended September 30, 2025. Gross margin improved primarily due to increased sales volume, related utilization benefits, and productivity improvements.
Other

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$4.5	$4.1	$13.4	$12.2
Gross margin	$1.5	$1.5	$5.3	$4.3
Percentage of net sales	33.3%	36.6%	39.6%	35.2%
Liquidity, Capital Resources and Financial Position
We believe that our existing sources of liquidity and cash flows that we expect to generate from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures, and R&D efforts, for at least the next 12 months. We regularly review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships in an effort to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in millions)	September 30, 2026	December 31, 2025
U.S.	$69.4	$100.1
Europe	49.5	40.7
Asia	87.2	56.2
Total cash and cash equivalents	$206.1	$197.0
Approximately $136.7 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of September 30, 2026. We did not make any changes in the nine months ended September 30, 2026 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our cash and cash equivalents located in Asia are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in millions)	September 30, 2026	December 31, 2025
Key Financial Position Accounts:
Cash and cash equivalents	$206.1	$197.0
Short-term investments	$30.3	$—
Accounts receivable, net	$155.4	$130.6
Inventories, net	$130.6	$125.0
Changes in key financial position accounts and other significant changes in our condensed consolidated statements of financial position from December 31, 2025 to September 30, 2026 were as follows:
•Cash and cash equivalents were $206.1 million as compared to $197.0 million as of December 31, 2025, an increase of $9.1 million, or 4.6%. This increase was primarily due to cash provided by operations, partially offset by cash used in investing and financing activities and an unfavorable impact of exchange rates on cash.
•Short-term investments were $30.3 million as compared to nil as of December 31, 2025. The addition of short-term investments was due to the purchase of time deposits with original maturities of more than three months and less than twelve months at the date of purchase, as of September 30, 2026.

•Accounts receivable, net increased 19.0% to $155.4 million as of September 30, 2026 from $130.6 million as of December 31, 2025. The increase was primarily due to higher net sales in the last month of the third quarter of 2026 compared to the last month of the fourth quarter of 2025.
•Inventories were $130.6 million as of September 30, 2026, compared to $125.0 million as of December 31, 2025. The change was due to higher levels of raw materials and finished goods inventory, offset by lower levels of work-in-process inventory.

	Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025
Key Cash Flow Measures:
Net cash provided by operating activities	$71.6	$54.3
Net cash used in investing activities	$(46.3)	$(11.2)
Net cash used in financing activities	$(15.6)	$(40.0)
Changes in key cash flow measures and other significant changes in our condensed consolidated statements of cash flows from September 30, 2025 to September 30, 2026 were as follows:
•Net cash used in investing activities was $46.3 million as compared to $11.2 million for the nine months ended September 30, 2025, an increase in net cash used of $35.1 million. This increase in net cash used was primarily due to purchases of short-term investments, which consists of time deposits with original maturities of more than three months and less than twelve months at the date of purchase.
•Net cash used in financing activities was $15.6 million as compared to $40.0 million for the nine months ended September 30, 2025, a decrease in net cash used of $24.4 million. This decrease in net cash used was primarily due to a lower level of share repurchase activity.
In 2026, we expect capital spending to be in the range of approximately $30.0 million to $35.0 million. We plan to fund our capital spending in 2026 with cash from operations and cash on hand.
Restrictions on Payment of Dividends
The Fifth Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our total net leverage ratio does not exceed 2.75 to 1.00. If our total net leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our total net leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2026.
Contingencies
During the third quarter of 2026, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2026. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of September 30, 2026. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year ending December 31, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Part II - Other Information
Item 1.    Legal Proceedings
Refer to the discussion of certain environmental, asbestos, and other litigation matters in “Note 9 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider factors discussed in Part I, Item 1A "Risk Factors" of our Annual Report and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.rogerscorp.com.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) Stock Repurchases

(Dollars in millions, except shares and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2026 to July 31, 2026	67,310	$127.55	67,310	$40.2
August 1, 2026 to August 31, 2026	6,138	$123.99	6,138	$39.5
September 1, 2026 to September 30, 2026	—	$—	—	$39.5
For the three months ended September 30, 2026, we repurchased shares for an aggregate purchase price of $9.3 million under a $200.0 million share repurchase program approved by our Board of Directors. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of September 30, 2026, $39.5 million remained for repurchase under the share repurchase program. All repurchases were funded through cash generated from operations and cash on hand. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Exchange Act.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and September 30, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and September 30, 2025, (iii) Condensed Consolidated Statements of Financial Position as of September 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

By: /s/ Laura Russell
Laura Russell
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Dated: October 27, 2026